Form 10-Q
period 2003-09-30
GXS CORP
filed 2003-11-14
CIK 1235162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-106143

GXS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	7374 (Primary Standard Industrial Classification Code Number)	35-2181508 (I.R.S. Employer Identification No.)

100 Edison Park Drive
Gaithersburg, MD 20878
(301) 340-4000
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐   No  ☒

     Indicate by a check mark whether the registrant is an accelerated filer (as determined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

     As of November 14, 2003, the Registrant had 100 shares outstanding of common stock, all of which is held by an affiliate of the Registrant.

*	The unaudited condensed consolidated financial statements of Global eXchange Services Limited have been included pursuant to Rule 3-16 of Regulation S-X.

GXS CORPORATION AND SUBSIDIARIES
(Note 1)
Condensed Consolidated Balance Sheets
(In thousands of dollars, except per share amounts)

	December 31,	September 30,
	2002 (1)	2003

		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$37,333	$55,228
Receivables:
Trade (note 3)	63,506	52,464
Other	5,735	5,045
General Electric Company (note 3)	3,625	4,280
Deferred income taxes (note 1)	16,151	16,051
Prepaid expenses and other assets	9,927	8,972

Total current assets	136,277	142,040

Investment in affiliates	3,485	2,723
Property and equipment, net	156,900	139,105
Deferred income taxes (note 1)	249,053	250,143
Deferred financing costs	11,645	16,357
Other assets	3,836	4,019
Goodwill	11,481	11,515

Total Assets	$572,677	$565,902

Liabilities, Minority Interest and Stockholder’s Equity
Current liabilities:
Trade payables (note 4)	$22,007	$16,744
Deferred income	10,545	12,423
Accrued expenses and other liabilities (note 4)	62,550	64,070

Total current liabilities	95,102	93,237

Long-term debt (note 5)	409,562	405,271
Other liabilities	8,700	12,482

Total liabilities	513,364	510,990

Minority interest	1,317	708

Stockholder’s equity:
Common stock $1.00 par value, authorized, issued and outstanding 100 shares	—	—
Additional paid-in capital	242,349	255,842
Retained earnings (deficit)	(174,339)	(191,935)
Foreign currency translation	(10,014)	(9,703)

Total stockholder’s equity	57,996	54,204

Total Liabilities, Minority Interest and Stockholder’s Equity	$572,677	$565,902

(1)	Amounts are derived from December 31, 2002 audited consolidated financial statements

See accompanying notes to condensed consolidated financial statements

GXS CORPORATION AND SUBSIDIARIES
(Note 1)
Condensed Consolidated Statements of Operations
(In thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,

	2002	2003	2002	2003

Revenues (note 3)	$99,443	$91,716	$309,112	$274,095
Costs and operating expenses:
Cost of revenues	65,013	53,712	188,751	159,491
Sales and marketing	16,583	19,238	54,055	54,852
General and administrative	9,889	9,555	30,041	31,158
Gain on sale of assets (note 8)	—	—	—	(700)
Restructuring and related charges (note 7)	7,347	1,331	16,311	4,464
Asset impairment charge (note 10)	5,425	6,500	5,425	6,500
Corporate charges from General Electric Company (note 4)	2,444	—	7,331	—

Operating income (loss)	(7,258)	1,380	7,198	18,330

Other income (expense):
Proportionate share of losses in investee Companies and investment write-downs	(4,205)	(112)	(4,221)	(872)
Professional fees related to recapitalization	(30,085)	—	(30,085)	—
Write-off of deferred financing costs	—	—	—	(5,548)
Interest income (note 4)	1,505	219	2,333	711
Interest expense (note 4)	(256)	(12,856)	(1,930)	(36,449)
Other income (expense), net	703	536	1,219	1,160

Loss before income taxes	(39,596)	(10,833)	(25,486)	(22,668)
Provision (benefit) for income taxes	(4,592)	(3,318)	3,856	(5,072)

Net loss	$(35,004)	$(7,515)	$(29,342)	$(17,596)

See accompanying notes to condensed consolidated financial statements

GXS CORPORATION AND SUBSIDIARIES
(Note 1)
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,

	2002	2003	2002	2003

Net loss	$(35,004)	$(7,515)	$(29,342)	$(17,596)
Foreign currency translation adjustments	4,555	389	5,624	311

Comprehensive loss	$(30,449)	$(7,126)	$(23,718)	$(17,285)

See accompanying notes to condensed consolidated financial statements

GXS CORPORATION AND SUBSIDIARIES
(Note 1)
Condensed Consolidated Statement of Stockholder’s Equity
(In thousands)
(Unaudited)

				Foreign
		Additional	Retained	currency	Total
	Common	paid-in	earnings/	translation	stockholder’s
	stock	capital	(deficit)	adjustments	equity

Balance at December 31, 2002	$—	$242,349	$(174,339)	$(10,014)	$57,996
Net loss	—	—	(17,596)	—	(17,596)
Foreign currency translation adjustments	—	—	—	311	311
Capital contribution by GXS Holdings in connection with acquisition of Celarix (note 9)	—	600	—	—	600
Contributions from General Electric Company (note 1)	—	12,893	—	—	12,893

Balance at September 30, 2003	$—	$255,842	$(191,935)	$(9,703)	$54,204

See accompanying notes to condensed consolidated financial statements

GXS CORPORATION AND SUBSIDIARIES
(Note 1)
Condensed Consolidated Statements of Cash Flows
(In thousands of dollars, except per share amounts)
(Unaudited)

	Nine Months ended September 30,

	2002	2003

Cash flows from operating activities:
Net loss	$(29,342)	$(17,596)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	34,753	35,556
Asset impairment charge	5,425	6,500
Deferred income taxes	(8,478)	(990)
Gain on sale of assets	—	(700)
Write-off of deferred financing costs	—	5,548
Amortization of deferred financing costs and debt discount	—	2,392
Minority interest	(742)	(609)
Changes in operating assets and liabilities:
Decrease in receivables	17,772	11,788
Decrease in prepaid expense and other assets	1,521	772
Decrease in accounts payable	(11,562)	(5,263)
Increase in deferred income	322	447
Increase (decrease) in accrued expenses and other liabilities	(2,390)	5,302
Other	5,532	(1,567)

Net cash provided by operating activities	12,811	41,580

Cash flows for investing activities:
Purchases of property and equipment	(28,940)	(22,841)
Proceeds from sale of assets	—	600

Net cash used for investing activities	(28,940)	(22,241)

Cash flows from financing activities:
Distribution to General Electric Company in connection with the recapitalization	(350,000)	—
Net contributions from General Electric Company and affiliates	47,826	12,893
Repayments of short-term borrowings, net	(43,922)	—
Payment of capital lease obligation	(18,464)	—
Repayment of long term debt	—	(174,562)
Proceeds from long term debt issuances	410,000	169,750
Payment of financing costs	(9,624)	(12,131)

Net cash provided by (used for) financing activities	35,816	(4,050)

Effect of exchange rate changes on cash	378	2,606

Increase in cash and cash equivalents	20,065	17,895
Cash and cash equivalents, beginning of year	14,633	37,333

Cash and cash equivalents, end of period	$34,698	$55,228

Supplemental disclosure of non-cash investing and financing activities:

In connection with the acquisition of Celarix, the estimated value of the common and preferred stock issued by GXS Holdings of $600 has been allocated to the fair value of assets purchased and liabilities assumed with a corresponding increase in additional paid-in capital.

See accompanying notes to condensed consolidated financial statements

GXS CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
Three and Nine months ended September 30, 2002 and 2003
(Unaudited)
(In thousands of dollars)

(1)   Business and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, these financial statements do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations.

Interim results for the three and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2002, not included herein.

GXS Holdings, Inc. (GXS Holdings) (formerly RMS Electronic Commerce Systems, Inc.) and GE Information Services, Inc. (GEIS) prior to September 27, 2002 were wholly owned subsidiaries of GE Investments, Inc. (GE Investments), which is a wholly owned subsidiary of General Electric Company (GE). On September 9, 2002, GXS Holdings formed GXS Corporation (GXS) and GXS Holdings contributed all of its assets to GXS in exchange for all of the common stock of GXS. In addition, GE Investments transferred 100% of the common stock that it held in GEIS to GXS and GEIS became a wholly owned subsidiary of GXS. For financial reporting purposes, this transaction was accounted for as a combination of companies under common control. The consolidated financial statements have been prepared as if the assets, liabilities and results of operations of GXS Holdings were consolidated with those of GEIS for all periods presented. GXS Corporation and subsidiaries (the Company) are primarily engaged in the business of providing transaction management infrastructure products and services that enable companies to electronically exchange essential business documents.

On June 21, 2002, GE, GE Investments and Global Acquisition Company, a wholly owned subsidiary of Francisco Partners, L.P., (Francisco Partners) signed a definitive agreement to effect a recapitalization (the Recapitalization Agreement) of the Company. The recapitalization was consummated on September 27, 2002 (the Recapitalization) and resulted in the Company issuing $175,000 of debt under a senior term loan agreement and $235,000 of debt under a senior subordinated reset note agreement (see note 5). Proceeds, in the amount of $350,000, were distributed by the Company to GE pursuant to terms of the Recapitalization Agreement. In addition, Francisco Partners and its co-investors, through a direct or indirect subsidiary, acquired 90% of the outstanding common stock of GXS Holdings for $407,773. The Company incurred $30,085 of fees to consummate the Recapitalization including $20,000 for services rendered by Francisco Partners. Following the Recapitalization, the Company entered into an agreement with Francisco Partners to provide certain management services for an annual fee of $2,000 plus expenses.

The Recapitalization was accounted for as a leveraged recapitalization since greater than 5% of the voting common stock of GXS Holdings was retained by GE. Under leveraged recapitalization accounting, the transfer of a controlling interest in GXS Holdings to Francisco Partners does not result in a change in the accounting basis in the assets and liabilities of GXS Holdings or its subsidiaries including GXS Corporation. Accordingly, the assets and liabilities of GXS Corporation have been recorded at their

GXS CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
Three and Nine months ended September 30, 2002 and 2003
(Unaudited)
(In thousands of dollars)

historical cost basis in the accompanying consolidated financial statements. Additionally, the costs incurred to effect the Recapitalization have been expensed as incurred.

The Recapitalization Agreement, together with a number of ancillary agreements, govern the Company’s relationship with GE following the recapitalization and provide for the allocation of intellectual property, employee benefits, tax and other liabilities and obligations relating to periods prior to the Recapitalization and include an employee lease agreement that terminated on December 31, 2002. In addition, GE has agreed to reimburse the Company for certain defined operating and restructuring costs following the Recapitalization. During the nine months ended September 30, 2003 GE has reimbursed the Company approximately $12,900 of these costs. These costs include approximately $800 of costs and expenses incurred with closing a data center in Rockville, Maryland, $2,700 of costs incurred in connection with a services agreement with WorldCom, $2,200 for notice pay and severance in connection with a reduction in force, $1,500 for costs and expenses incurred for rebranding products and implementing an internal computer infrastructure, $1,200 representing payments made on behalf of certain employees in the United Kingdom covered under the GE pension plan, $600 interest subsidy payment, $2,300 for certain taxes and $1,600 representing certain employee bonus payments made following the closing of the Recapitalization. This contribution included $1,500 for certain costs to be incurred by the Company in the future. These amounts and the reimbursements are reflected as contributions to additional paid-in capital.

Additionally, in connection with the Recapitalization, GE agreed to reimburse the Company for the managed network fee related to the portion of the network being used by them following the Recapitalization. Reimbursements during the nine months ended September 30, 2003 of approximately $1,750 were credited to cost of revenues. As the Company is transitioning its telecommunications infrastructure to new providers, the network management arrangement with the current provider is being terminated. Accordingly, the managed network fee and the related GE reimbursement was eliminated during 2003.

In connection with the Recapitalization, the Company’s acquiror and the acquirors common parent have made an election under US Income Tax Regulations that allows the Company to revalue its assets and liabilities for income tax purposes. The tax benefit of the revaluation was approximately $239,309. Such benefit was reflected as a contribution to additional paid-in capital.

(2)   Summary of Significant Accounting Policies

(a)   Consolidation

The consolidated financial statements represent the consolidation of all companies in which the Company directly or indirectly has a majority ownership and controls the operations. All significant intercompany transactions and balances have been eliminated in the consolidation. Investments in companies in which the Company has a 50% or less ownership interest but can exercise significant influence over the investee’s operations and policies are accounted for under the equity method of accounting. The Company uses the cost method to account for investments where it holds less than a 20% ownership interest and where it cannot exercise significant influence over the investee’s operations and policies. At each reporting period, the Company assesses the fair value of its investments to determine if any impairment has occurred. To the extent the Company’s carrying value exceeds the estimated fair value

GXS CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
Three and Nine months ended September 30, 2002 and 2003
(Unaudited)
(In thousands of dollars)

and such loss is considered to be an other than temporary decline, the Company records an impairment charge.

(b)   Revenue Recognition

The Company generates revenues from three principal sources:

Transaction Processing — The Company earns recurring transaction processing fees from facilitating the exchange of business documents among its customers’ computer systems and those of their trading partners. Such revenues are based on a per transaction fee and are recognized in the period in which the related transactions are processed. Revenue on contracts with monthly or quarterly minimum transaction levels is recognized based on the greater of actual transactions or the specified contract minimum amounts.

Software Licensing — The Company earns revenue from the licensing of software applications that facilitate and automate the exchange of information among disparate business systems and applications. Such revenues are recognized when the license agreement is signed, the license fee is fixed and determinable, delivery has occurred, and collection is considered probable. Revenue from licensing software that requires significant customization and modification or where services are otherwise considered essential to the functionality of the software are recognized using the percentage of completion method, based on the costs incurred in relation to the total estimated costs of the contract. Revenue from hosted software applications are recognized ratably over the hosting period unless the customer has the contractual right to take possession of the software without significant penalty and it is feasible for the customer to use the software with its own hardware or contract with another party unrelated to the Company to host the software.

Professional Services and Software Maintenance — Professional services are generally conducted under time and material contracts and revenue is recognized as the related services are provided. Software maintenance revenue is deferred and recognized on a straight-line basis over the life of the related contract, which is typically one year.

For arrangements with more than one element of revenue, the Company allocates revenue to each component based on vendor specific objective evidence (VSOE), in accordance with the criteria established in AICPA Statement of Position 97-2, as amended. VSOE for software maintenance is based on contractual renewal rates. Professional services are separately priced and are based on standard hourly rates determined by the nature of the service and the experience of the professional performing the service.

(c)   Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board, or FASB, issued Financial Interpretation Number 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 deals with Off-Balance Sheet Assets, Liabilities, and Obligations and gives guidance for determining which entities should consolidate the respective assets and liabilities associated with the obligations. FIN 46, as amended, is effective for periods ending after December 15, 2003. Immediate adoption is required for entities newly created after January 31, 2003. The Company is currently evaluating the impact, if any, FIN 46 will have on the consolidated financial statements.

GXS CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
Three and Nine months ended September 30, 2002 and 2003
(Unaudited)
(In thousands of dollars)

In May 2003, the Financial Accounting Standards Board issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. The Statement requires issuers to classify as liabilities (or assets in some circumstance) three classes of freestanding financial instruments that embody obligations for the issuer. The Statement, as amended, was effective immediately for financial instruments entered into or modified after May 31, 2003 and was adopted by the Company during the third quarter. The adoption of this statement did not have a material impact on the consolidated financial statements.

(d)   Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods to prepare these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

(e)   Reclassification of certain costs

Certain costs for the three and nine months ended September 30, 2002 have been reclassified from sales and marketing expense and general and administrative expense to cost of revenues to conform to the presentation shown for the three and nine months ended September 30, 2003.

(3)   Revenues and Receivables

The Company provides e-commerce and network services to various GE businesses in the normal course of business. Sales to GE businesses and affiliates amounted to approximately $8,804 and $9,809 for the three-month periods ended September 30, 2002 and 2003, respectively, and $22,211 and $23,560 for the nine-month period ended September 30, 2002 and 2003, respectively. Trade receivables as of September 30, 2003 resulting from normal trade activity with GE were $3,406. Pursuant to the terms of the Recapitalization Agreement, GE is required for the two-year period ending September 27, 2004, to maintain its affiliates’ respective business arrangements with the Company on terms and conditions substantially similar to those in effect at the time of the completion of the Recapitalization and to continue to purchase products and services from the Company totaling $30,600 in each of the four calendar quarter periods ending September 2003 and September 2004. For the twelve-month period ending September 30, 2003, the Company considered GE to have met the obligation based on sales plus orders placed during the quarter.

The allowance for doubtful accounts and sales allowances at December 31, 2002 was $9,565 and at September 30, 2003 was $8,620.

(4)   Other Related Party Transactions

Trade payables as of December 31, 2002 and September 30, 2003 resulting from normal activity with GE were $1,605 and $1,516. The Company participated, until the Recapitalization, in pooled treasury operations with GE in most countries in which it has activity. As part of this pooled activity, the Company earned interest on balances on deposit with GE and paid interest when local operations borrowed money from the pool. The Company had net interest income of $1,249 and $403 for the three and nine-month periods ended

GXS CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
Three and Nine months ended September 30, 2002 and 2003
(Unaudited)
(In thousands of dollars)

September 30, 2002, respectively, which related principally to treasury activities with GE. Effective with the Recapitalization, the Company conducts its own treasury operations.

GE has provided a variety of services to the Company. These services have included administering certain employee benefit plans and paying related claims, provision of voice telecommunication services, outsourcing of certain functions, centralized financial and administrative activities involved with transaction processing, centralized purchasing of desk top software and other corporate services. Such services have been charged to the Company as utilized by the Company. Billings for these services, which are included in operating expenses, amounted to $9,975 and $3,691 for the three-month periods ended September 30, 2002 and 2003, respectively, and $29,803 and $10,689 for the nine-month periods ended September 30 2002 and 2003, respectively. As part of the Recapitalization, GE will continue to provide certain of these services on an as needed basis for up to two years. The Company has migrated most of these services to alternative providers, or brought some of the services in-house. The remaining services will be migrated to alternative providers or brought in-house during the fourth quarter of 2003. Management believes that the amounts paid to GE approximate the cost at which these services could be obtained from a third party. In addition, management believes that the methods used by GE to allocate expenses incurred by them on the Company’s behalf, prior to the Recapitalization were reasonable.

In 2002, GE also provided certain centralized services, such as compensation and benefit plan design, tax planning, marketing support, treasury, auditing, public company reporting, and various other corporate expenses which the Company paid for with an annually agreed corporate charge. This corporate charge amounted to $2,444 and $7,331 for the three and nine-month periods ended September 30, 2002 and ended at the time of the Recapitalization.

In connection with the Recapitalization, the Company entered into an agreement with Francisco Partners under which the Company has agreed to pay to Francisco Partners a fee of $2,000 annually plus expenses for financial advisory and consulting services. Francisco Partners has informed the Company of its intent to defer receipt of the fee. The expense related to the management fee amounted to $500 and $1,500 for the three and nine-month periods ended September 30, 2003, respectively. The Company reimbursed Francisco Partners for additional expenses of $476, which were incurred during the nine months ended September 30, 2003. As of December 31, 2002 and September 30, 2003, the Company owed Francisco Partners $500 and $2,036, respectively.

(5)   Long-Term Debt

Long-term debt consists of the following at September 30, 2003:

2003

Term loan facility	$70,000
Senior secured floating rate notes, net of debt discount of $4,729	100,271
Senior subordinated reset notes	235,000

Long-term debt	$405,271

GXS CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
Three and Nine months ended September 30, 2002 and 2003
(Unaudited)
(In thousands of dollars)

Credit Facility:

The Company entered into a New Credit Facility on March 21, 2003 consisting of a $70,000 term loan (the New Term Loan Facility) and a $30,000 revolving credit facility (the New Revolving Credit Facility). On March 21, 2003, the Company also issued $105,000 of Senior Secured Floating Rate Notes (Floating Notes) for proceeds of $99,750. These proceeds, cash on hand and the borrowings under the New Term Loan Facility were used to repay the existing $175,000 Bank Credit Facility, which the Company entered into as part of the Recapitalization effected in September 2002. In connection with the refinancing, the Company wrote off $5,548 of deferred financing costs that the Company had incurred in establishing the Bank Credit Facility.

The ability to borrow under the New Credit Facility is subject to a borrowing base, calculated monthly, at an amount equal to 90.0% of EDI Services Revenue for the immediately preceding six consecutive completed months. The New Term Loan Facility bears interest, at the Company’s option, at either a floating base rate plus 4.0% per annum or floating LIBOR plus 6.0% per annum. The New Revolving Credit Facility bears interest, at the Company’s option, at either a floating base rate plus 2.0% per annum or floating LIBOR plus 4.25% per annum. The base rate and LIBOR rate used to calculate the applicable interest rate on the New Term Loan Facility and the New Revolving Credit Facility may not be less than 4.25% and 2.25%, respectively. Outstanding borrowings under the New Term Loan Facility as of September 30, 2003 bear interest at a base rate of 4.25% plus 4.0%. Interest is payable monthly in arrears for base rate loans and on the last day of selected interest periods, but no later than every three months for LIBOR rate loans. Borrowings outstanding under the New Term Loan Facility and the New Revolving Credit Facility mature on March 21, 2007.

The New Revolving Credit Facility enables the Company to obtain revolving credit loans and to issue letters of credit for working capital, acquisitions and general corporate purposes. At September 30, 2003, the Company had outstanding letters of credit of $17,867 and available borrowings of $12,133 under the New Revolving Credit Facility. The outstanding letters of credit relate to performance obligations of the Company. The Company pays 0.75% per annum on the unused portion of the New Revolving Credit Facility.

The obligations of the Company under the New Credit Facility are guaranteed by all of the Company’s existing and future domestic subsidiaries. The obligations of the Company under the New Credit Facility are secured by first-priority liens on substantially all of the Company’s and the Guarantors’ existing and after-acquired property, both tangible and intangible. The obligations of the Company and the Guarantors are secured by a pledge of all of the Company’s capital stock or other equity interests of the Company’s existing and future domestic subsidiaries and a pledge of 66.0% of the capital stock of the Company’s material first-tier foreign subsidiaries.

If the Company were to repay the borrowings under the New Credit Facility prior to the maturity date, the Company will be required to pay a prepayment premium equal to 1.00% of the maximum facility amount for each full or partial year remaining until the maturity date. If the New Credit Facility is repaid with the proceeds of a private placement of subordinated debt or equity, an initial public offering of equity or a

GXS CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
Three and Nine months ended September 30, 2002 and 2003
(Unaudited)
(In thousands of dollars)

sale of substantially all of the Company’s assets or stock, the prepayment premium would be reduced by half.

In addition, the New Credit Facility contains various covenants that restrict the Company from taking various actions and require the Company to achieve and maintain certain financial ratios.

Senior Secured Floating Rate Notes:

On March 21, 2003, the Company issued $105,000 of Senior Secured Floating Notes (Floating Notes) for proceeds of $99,750. These proceeds and the borrowings under the New Term Loan Facility were used to repay the Company’s then existing $175,000 senior term loan, which the Company entered into as part of the Recapitalization effected in September 2002. The Floating Notes mature on July 15, 2008 and bear interest at a floating rate based on six-month LIBOR plus 9%, but never less than 12%. The interest rate at September 30, 2003 was 12%. The Floating Notes are secured by second-priority security interests in substantially all of the assets of GXS Corporation and its domestic subsidiaries and 66% of the stock of the Company’s material first-tier foreign subsidiaries. In addition, the Floating Notes are guaranteed fully and unconditionally by the Company’s domestic subsidiaries. The debt discount of $5,250 is being amortized over the life of the Floating Notes using the interest method. Amortization for the period from issuance through September 30, 2003 was $521. Interest is payable semi-annually in arrears on January 15 and July 15 of each year commencing on July 15, 2003.

The Floating Notes are redeemable at the option of the Company any time after October 1, 2004, in whole or in part, at a redemption price equal to par plus accrued and unpaid interest, plus a redemption premium. The premium is 3% for the twelve months ending October 1, 2005 reducing to 1.5% for the twelve months ending October 1, 2006. After October 1, 2006 the Floating Notes can be redeemed at par plus accrued and unpaid interest. Upon the occurrence of a change of control, as defined in the Indenture governing the Floating Notes, each holder of the Notes will have the right to require the Company to repurchase such holder’s notes at an offer price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest and liquidated damages, if any, thereon to the date of purchase.

In certain situations the Company must offer to redeem outstanding Floating Notes with Excess Cash Flows as defined in the Indenture.

In addition to the restrictions on incurrence of indebtedness, the Company will not, and will not permit any of its subsidiaries to, directly or indirectly, create, incur, issue, assume, guarantee or allow to exist or otherwise directly or indirectly become liable, contingently or otherwise, for any indebtedness secured by any of the assets of the Company or any subsidiary of the Company in an aggregate principal amount, at any time in excess of two times EDI Services Revenues, as defined, for the most recently ended two fiscal quarter periods of the Company.

Senior Subordinated Reset Notes:

The Company’s Senior Subordinated Reset Notes (Reset Notes), which mature on September 27, 2009, bear interest at a rate of 12% until September 27, 2003. From and after September 27, 2003, interest on the notes will be reset, with such reset to be based on a variety of factors including the portion of the notes owned by GE Capital Corporation (GECC) and the then current market conditions for similar securities. The Company

GXS CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
Three and Nine months ended September 30, 2002 and 2003
(Unaudited)
(In thousands of dollars)

is currently in discussions with GECC concerning the interest rate on the Reset Notes. If the interest rate on the Reset Notes is increased to the maximum rate of 17%, the Company’s annual interest expense would increase by $11.8 million, $7.1 million of which the Company would be required to pay in cash. Interest is payable semi-annually on April 15 and October 15 of each year commencing April 15, 2003. The Reset Notes are general unsecured obligations of the Company and are guaranteed by all of the Company’s domestic subsidiaries. The Reset Notes were redeemable at the option of the Company anytime prior to September 27, 2003 at par plus accrued and unpaid interest. The Reset Notes are redeemable at the option of the Company, in whole or in part, at any time on or after September 27, 2006 at a redemption price equal to par plus accrued and unpaid interest, plus a declining redemption premium. In addition, at any time after September 27, 2003 and prior to September 27, 2005, the Company may on any one or more occasions redeem up to 35% of the aggregate principal amount of the Reset Notes at a redemption price of 100% of the principal amount thereof, plus accrued and unpaid interest, at the redemption date plus a premium, if any, as defined in the agreement, with the net cash proceeds of one or more equity offerings, provided that the redemption occurs within 90 days of the date of the closing of such equity offering. Upon the occurrence of a change of control, as defined in the Indenture governing the Reset Notes, each holder of the Reset Notes will have the right to require the Company to repurchase such holder’s notes at an offer price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest and liquidated damages, if any, thereon to the date of purchase.

The Indentures governing the Floating Notes and the Reset Notes contain certain covenants that limit, among other things, the ability of the Company to (i) pay dividends, redeem capital stock or make certain other restricted payments, (ii) incur additional indebtedness or issue certain preferred equity interests, (iii) merge into or consolidate with certain other entities or sell all or significant portions of its assets, (iv) create liens on assets and (v) enter into certain transactions with affiliates or related persons.

The Company expects that cash flows from foreign operations will be required to meet its domestic debt service requirements. Such cash flows are expected to be generated from the sale of network and processing resources, software licenses and software maintenance contracts to the foreign operations. However, there is no assurance that the foreign subsidiaries will generate sufficient cash flow or that the laws in foreign jurisdictions will not change to limit collections on these sales or increase the tax burden on the collections.

The Company paid interest of $22,448 for the nine months ending September 30, 2003.

(6)   Contingencies

In prior periods, the Company had a dispute with WorldCom Technologies, Inc. (WorldCom) relating to its Telecommunications Network Services Agreement (TNSA). On July 21, 2002, WorldCom and 200 of its subsidiaries filed for Chapter 11 Bankruptcy protection with the United States Bankruptcy Court for the Southern District of New York (Chapter 11 Case No. 02-13533). Pursuant to the Recapitalization Agreement, GE has agreed to indemnify the Company against losses, damages, costs, expenses, liabilities, and obligations resulting from this matter. The Company entered into a settlement agreement with WorldCom and GE dated September 29, 2003 that resolved all claims pertaining to the Company and WorldCom through December 31, 2002 and established pricing that would apply for WorldCom services provided to the Company in 2003. Before becoming effective, this settlement agreement must be approved in accordance with WorldCom’s bankruptcy proceeding. The Company has also entered into a

GXS CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
Three and Nine months ended September 30, 2002 and 2003
(Unaudited)
(In thousands of dollars)

separate settlement agreement with GE. The settlement agreements will not have a material impact on the Company’s consolidated financial statements.

The Company has received a decision from the State of Tennessee’s Department of Revenue upholding a sales tax audit assessment totaling approximately $4,600, including interest and penalties, for the period from May 1, 1994 to December 31, 2000. GE, on behalf of the Company, has filed a complaint in the Tennessee Chancery Court challenging the decision. In addition, the Department of Revenue issued an assessment of $1,100, including interest and penalties, to GE for the period December 1, 1992 to April 30, 1994, when the Company was a division of GE. GE, on behalf of the Company, has filed a complaint in the Tennessee Chancery Court challenging this assessment. The Company does not believe that the resolution of these matters will have a material effect on the financial position or results of operations of the Company. Pursuant to the Tax Matters Agreement that was entered into in connection with the Recapitalization Agreement, GE has agreed to indemnify the Company against losses associated with this and other tax matters relating to the periods prior to the Recapitalization.

The Company is subject to various other legal proceedings and claims, which arise in the ordinary course of its business none of which management believes is likely to result in any material losses to the Company.

(7)   Restructuring

During 2002 and 2003, a series of restructuring activities took place in response to lower than expected market demand, with the Company taking actions to reduce the size of its back office activities, professional services and sales organizations. The 2002 activities resulted in the termination of approximately 300 people resulting in a restructuring and related charge of $18,406, principally related to severance and related termination costs, costs associated with the closings of sales, services and engineering facilities and buy-out of certain equipment operating leases. Of the change in 2002, $7,347 and $16,311 were recorded during the three and nine-month periods ended September 30, 2002, respectively.

During the three and nine months ended September 30, 2003, the Company incurred approximately $1,331 and $4,464, respectively, in restructuring costs related to facility and equipment lease buy-outs, facility exit costs, and headcount reductions primarily in the Company’s data center, engineering, and services organizations.

(8)   Gain on Sale of Assets

During the nine months ended September 30, 2003, certain software and other assets relating to the I400 software product were sold for cash of $600 and a note receivable of $250. A gain of $700 was recognized on the sale and is included in the gain on sale of assets in the consolidated statements of operations.

(9)   Acquisition of Celarix

On June 3, 2003, pursuant to a contract with GXS Holdings, Global eXchange Services, Inc. acquired substantially all of the assets of Celarix related to its logistics integration and visibility solutions business. Celarix’s logistics integration and visibility solutions help organizations to connect to logistics trading partners and retrieve, use and share shipment status information through their supply chains. The acquisition

GXS CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
Three and Nine months ended September 30, 2002 and 2003
(Unaudited)
(In thousands of dollars)

was completed to add a product offering to the Company’s existing suite of services. In consideration of the acquired assets, GXS Holdings issued 5,819 shares of preferred stock and 145,464 shares of common stock and the Company assumed liabilities related to existing customer contracts of Celarix. The issued shares will be held in escrow pending resolution of items described in the asset purchase agreement. The Company estimated the value of the GXS Holdings preferred stock and common stock issued to be approximately $600 and the value of the assumed liabilities to be approximately $1,300. The aggregate purchase price including the fair value of assumed liabilities was assigned to the assets acquired as follows:

Current assets	$461
Non-current assets	1,439

$1,900

Such allocation is preliminary and subject to change. Changes, if any, are not expected to be material.

On a pro forma basis, assuming the acquisition had been consummated on January 1, 2002, the Company’s revenue and net loss for the nine-month period ended September 30, 2003 and the three and nine-month periods ended 2002 would have been as follows:

	Nine months ended	Three months ended	Nine months ended
	September 30, 2003	September 30, 2002	September 30, 2002

Revenue	$277,734	$102,481	$312,150
Net loss	$(14,936)	$(39,635)	$(33,973)

The unaudited pro forma condensed consolidated financial information does not purport to be indicative of the results of operations that would have been reported had the acquisition of Celarix assets actually been effected on the dates indicated. Management does not believe that the unaudited pro forma information is indicative of future results relating to the Celarix acquisition as the Company acquired only 20 employees from Celarix and a reduced revenue base and corresponding cost structure.

(10)   Asset Impairment

During the nine months ended September 30, 2003, the Company recorded an impairment charge of $6,500 related to certain internally developed software for which management has estimated that future cash flows were less than the carrying value of the software. During the nine months ended September 30, 2002, the Company recorded an impairment charge of $5,425 primarily related to certain software under development for which the plans to deploy were curtailed.

(11)   Supplemental Condensed Consolidated Financial Information

The Senior Subordinated Reset Notes and the Senior Secured Floating Rate Notes issued by the Company are guaranteed by each of the Company’s U.S subsidiaries (the Subsidiary Guarantors). The Senior Subordinated Reset Notes and the Floating Notes are not, however, guaranteed by the Company’s foreign subsidiaries. The

GXS CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
Three and Nine months ended September 30, 2002 and 2003
(Unaudited)
(In thousands of dollars)

guarantees are full, unconditional and joint and several. The Subsidiary Guarantors are each wholly owned by the Company. The ability of the Company’s subsidiaries to make cash distributions and loans to the Company and Subsidiary Guarantors is not expected to be significantly restricted. The following supplemental financial information sets forth, on a consolidating basis, balance sheets, statements of operations and comprehensive income (loss), and statements of cash flows for the Company, Subsidiary Guarantors and the Company’s nonguarantor subsidiaries.

GXS CORPORATION AND SUBSIDIARIES
Consolidating Balance Sheet
December 31, 2002
(In thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$—	$21,940	$15,393	$—	$37,333
Receivables	64	44,829	27,973	—	72,866
Other current assets	10,997	11,996	3,085	—	26,078
Advances to subsidiaries	19,044	1,746	16,436	(37,226)	—

Total current assets	30,105	80,511	62,887	(37,226)	136,277
Investments in affiliates	—	2,956	529	—	3,485
Investments in subsidiaries	186,624	37,006	—	(223,630)	—
Property and equipment, net	144	151,044	5,712	—	156,900
Goodwill, net	—	6,953	4,528	—	11,481
Deferred income taxes	251,295	—	13,621	(15,863)	249,053
Other noncurrent assets	—	14,712	769	—	15,481

	$468,168	$293,182	$88,046	$(276,719)	$572,677

Liabilities, Minority Interest, and Stockholder’s Equity
Current liabilities:
Trade payables	$—	$17,084	$4,923	$—	$22,007
Other current liabilities	610	47,941	24,544	—	73,095
Advances from affiliates	—	16,970	20,256	(37,226)	—

Total current liabilities	610	81,995	49,723	(37,226)	95,102
Long-term debt	409,562	—	—	—	409,562
Other liabilities	—	8,700	—	—	8,700
Deferred income taxes	—	15,863	—	(15,863)	—

Total liabilities	410,172	106,558	49,723	(53,089)	513,364
Minority interest	—	—	1,317	—	1,317
Stockholder’s equity	57,996	186,624	37,006	(223,630)	57,996

	$468,168	$293,182	$88,046	$(276,719)	$572,677

GXS CORPORATION AND SUBSIDIARIES
Consolidating Balance Sheet
September 30, 2003
(Unaudited)
(In thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$—	26,100	$29,128	$—	$55,228
Receivables	4	34,354	27,431	—	61,789
Other current assets	24	23,346	1,653	—	25,023
Advances to subsidiaries	—	29,589	25,363	(54,952)	—

Total current assets	28	113,389	83,575	(54,952)	142,040
Investments in affiliates	—	2,197	526	—	2,723
Investments in subsidiaries	219,359	25,380	—	(244,739)	—
Property and equipment, net	227	134,333	4,545	—	139,105
Goodwill, net	—	6,953	4,562	—	11,515
Deferred income taxes	258,080	—	2,484	(10,421)	250,143
Other noncurrent assets	—	1,642	2,377	—	4,019
Deferred financing costs	16,357	—	—	—	16,357

	$494,051	$283,894	$98,069	$(310,112)	$565,902

Liabilities, Minority Interest, and Stockholder’s Equity
Current liabilities:
Trade payables	$1,311	$11,152	$4,281	$—	$16,744
Other current liabilities	18,632	38,335	19,526	—	76,493
Advances from affiliates	14,633	—	40,319	(54,952)	—

Total current liabilities	34,576	49,487	64,126	(54,952)	93,237
Long-term debt	405,271	—	—	—	405,271
Other liabilities	—	4,627	7,855	—	12,482
Deferred income taxes	—	10,421	—	(10,421)	—

Total liabilities	439,847	64,535	71,981	(65,373)	510,990
Minority interest	—	—	708	—	708
Stockholder’s equity	54,204	219,359	25,380	(244,739)	54,204

	$494,051	$283,894	$98,069	$(310,112)	$565,902

GXS CORPORATION AND SUBSIDIARIES
Consolidating Statement of Loss and Comprehensive Loss
Three months ended September 30, 2002
(Unaudited)
(In thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$86,885	$29,654	$(17,096)	$99,443
Costs and operating expenses	493	78,895	29,193	(17,096)	91,485
Restructuring and related charges	(168)	3,413	4,102	—	7,347
Asset impairment charge	—	5,425	—	—	5,425
Corporate charges from General Electric Company	—	2,444	—	—	2,444

Operating loss	(325)	(3,292)	(3,641)	—	(7,258)
Other income (expense), net	(27,249)	4,529	(9,618)	—	(32,338)

Income (loss) before income taxes	(27,574)	1,237	(13,259)	—	(39,596)
Provision (benefit) for income taxes	(10,756)	11,269	(5,105)	—	(4,592)

Loss before equity in loss of subsidiaries	(16,818)	(10,032)	(8,154)	—	(35,004)
Equity in loss of subsidiaries	(18,186)	(8,154)	—	26,340	—

Net loss	(35,004)	(18,186)	(8,154)	26,340	(35,004)
Foreign currency translation adjustments	—	—	4,555	—	4,555

Comprehensive loss	$(35,004)	$(18,186)	$(3,599)	$26,340	$(30,449)

GXS CORPORATION AND SUBSIDIARIES
Consolidating Statement of Loss and Comprehensive Income (Loss)
Nine months ended September 30, 2002
(Unaudited)
(In thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$274,071	$93,414	$(58,373)	$309,112
Costs and operating expenses	1,056	239,372	90,792	(58,373)	272,847
Restructuring and related charges	—	9,168	7,143	—	16,311
Asset impairment charge		5,425			5,425
Corporate charges from General Electric Company	—	7,331	—	—	7,331

Operating income (loss)	(1,056)	12,775	(4,521)	—	7,198
Other (expense), net	(27,249)	(4,781)	(654)	—	(32,684)

Income (loss) before income taxes	(28,305)	7,994	(5,175)	—	(25,486)
Provision (benefit) for income taxes	(10,756)	16,997	(2,385)	—	3,856

Loss before equity in loss of subsidiaries	(17,549)	(9,003)	(2,790)	—	(29,342)
Equity in loss of subsidiaries	(11,793)	(2,790)	—	14,583	—

Net loss	(29,342)	(11,793)	(2,790)	14,583	(29,342)
Foreign currency translation adjustments	—	—	5,624	—	5,624

Comprehensive income (loss)	$(29,342)	$(11,793)	$2,834	$14,583	$(23,718)

GXS CORPORATION AND SUBSIDIARIES
Consolidating Statement of Income (Loss) and Comprehensive Income (Loss)
Three months ended September 30, 2003
(Unaudited)
(In thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$70,548	$36,898	$(15,730)	$91,716
Costs and operating expenses	—	68,439	29,796	(15,730)	82,505
Gains on sales of assets	—	—	—	—	—
Restructuring and related charges	—	1,331	—	—	1,331
Asset impairment charge	—	6,500	—	—	6,500

Operating income (loss)	—	(5,722)	7,102	—	1,380
Other (expense), net	(7,810)	(3,586)	(817)	—	(12,213)

Income (loss) before income taxes	(7,810)	(9,308)	6,285	—	(10,833)
Provision (benefit) for income taxes	—	(5,403)	2,085	—	(3,318)

Income (loss) before equity in income of subsidiaries	(7,810)	(3,905)	4,200	—	(7,515)
Equity in income of subsidiaries	295	4,200	—	(4,495)	—

Net income (loss)	(7,515)	295	4,200	(4,495)	(7,515)
Foreign currency translation adjustments	—	—	389	—	389

Comprehensive income (loss)	$(7,515)	$295	$4,589	$(4,495)	$(7,126)

GXS CORPORATION AND SUBSIDIARIES
Consolidating Statement of Income (Loss) and Comprehensive Income (Loss)
Nine months ended September 30, 2003
(Unaudited)
(In thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$216,711	$104,872	$(47,488)	$274,095
Costs and operating expenses	192	207,136	85,661	(47,488)	245,501
Gains on sales of assets	—	(700)	—	—	(700)
Restructuring and related charges	—	4,464	—	—	4,464
Asset impairment charge	—	6,500	—	—	6,500

Operating income, (loss)	(192)	(689)	19,211	—	18,330
Other income (expense), net	(45,995)	4,285	712	—	(40,998)

Income (loss) before income taxes	(46,187)	3,596	19,923	—	(22,668)
Provision (benefit) for income taxes	—	(12,670)	7,598	—	(5,072)

Income (loss) before equity in income of subsidiaries	(46,187)	16,266	12,325	—	(17,596)
Equity in income of subsidiaries	28,591	12,325	—	(40,916)	—

Net income (loss)	(17,596)	28,591	12,325	(40,916)	(17,596)
Foreign currency translation adjustments	—	—	311	—	311

Comprehensive income (loss)	$(17,596)	$28,591	$12,636	$(40,916)	$(17,285)

GXS CORPORATION AND SUBSIDIARIES
Consolidating Statement of Cash Flows
Nine months ended September 30, 2002
(Unaudited)
(In thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net loss	$(29,342)	$(11,793)	$(2,790)	$14,583	$(29,342)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	—	33,343	1,410	—	34,753
Asset impairment charge	—	5,425	—	—	5,425
Deferred income taxes	—	(1,092)	(7,386)	—	(8,478)
Minority interest	—	—	(742)	—	(742)
Equity in net income of subsidiaries	11,793	2,790	—	(14,583)	—
Changes in operating assets and liabilities, net	(9,074)	18,044	2,225	—	11,195

Net cash provided by (used in) operating activities	(26,623)	46,717	(7,283)	—	12,811

Cash flows used for investing activities — purchases of property and equipment	—	(27,656)	(1,284)	—	(28,940)

Cash flows from financing activities:
Distribution to General Electric related to recapitalization	(350,000)	—	—	—	(350,000)
Net payments from General Electric Company and affiliates	(3,513)	(27)	51,366	—	47,826
Advance (to) from subsidiaries	(20,240)	20,240	—	—	—
Repayment of short-term borrowings, net	—	—	(43,922)	—	(43,922)
Proceeds from issue of long-term debt	410,000	—	—	—	410,000
Payment of capital lease obligation	—	(18,464)	—	—	(18,464)
Payment of financing costs	(9,624)	—	—	—	(9,624)

Net cash provided by financing activities	26,623	1,749	7,444	—	35,816

Effect of exchange rate changes on cash	—	—	378	—	378

Increase (decrease) in cash and cash equivalents	—	20,810	(745)	—	20,065
Cash and cash equivalents, beginning of year	—	5,093	9,540	—	14,633

Cash and cash equivalents, end of period	$—	$25,903	$8,795	$—	$34,698

GXS CORPORATION AND SUBSIDIARIES
Consolidating Statement of Cash Flows
Nine months ended September 30, 2003
(Unaudited)
(In thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$(17,596)	$28,591	$12,636	$(41,227)	$(17,596)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	33,200	2,356	—	35,556
Asset impairment charge	—	6,500	—	—	6,500
Deferred income taxes	(6,785)	(5,342)	11,137	—	(990)
Gain on sale of assets	—	(700)	—	—	(700)
Write-off of deferred financing costs	5,548	—	—	—	5,548
Amortization of deferred financing costs and debt discount	2,392	—	—	—	2,392
Minority interest	—	—	(609)	—	(609)
Equity in net income of subsidiaries	(28,591)	(12,636)	—	41,227	—
Changes in operating assets and liabilities, net	49,165	(24,484)	(13,202)	—	11,479

Net cash provided by operating activities	4,133	25,129	12,318	—	41,580

Cash flows for investing activities:
Purchases of property and equipment	(83)	(21,569)	(1,189)	—	(22,841)
Proceeds from sale of assets	—	600	—	—	600

Net cash used for investing activities	(83)	(20,969)	(1,189)	—	(22,241)

Cash flows from financing activities:
Net contributions from General Electric Company and affiliates	—	12,893	—	—	12,893
Advance (to) from subsidiaries	12,893	(12,893)	—	—	—
Repayment of long-term debt	(174,562)	—	—	—	(174,562)
Proceeds from issue of long-term debt	169,750	—	—	—	169,750
Payment of capital lease obligation	—	—	—	—	—
Payment of financing costs	(12,131)	—	—	—	(12,131)

Net cash used for financing activities	(4,050)	—	—	—	(4,050)

Effect of exchange rate changes on cash	—	—	2,606	—	2,606

Increase in cash and cash equivalents	—	4,160	13,735	—	17,895
Cash and cash equivalents, beginning of year	—	21,940	15,393	—	37,333

Cash and cash equivalents, end of period	$—	$26,100	$29,128	$—	$55,228

The following unaudited condensed consolidated financial statements of Global eXchange Services Limited have been included pursuant to Rule 3-16 of Regulation S-X.

Global eXchange Services Limited
Consolidated profit and loss account
for the nine months ended 30 September

	Note	2003	2002
		£000	£000
		(unaudited )	(unaudited )
Turnover	3	23,513	24,172
Cost of sales		(6,385)	(8,111)

Gross profit		17,128	16,061
Distribution costs		(4,186)	(4,733)
Administrative expenses		(4,548)	(5,642)
Other operating income		228	438

Operating profit		8,622	6,124
Exceptional charge	5	(751)	—
Interest receivable and similar income		1,027	767
Interest payable and similar charges		(147)	(254)

Profit on ordinary activities before taxation	4	8,751	6,637
Tax on profit on ordinary activities		(2,976)	(2,325)

Profit on ordinary activities after taxation		5,775	4,312
Dividends paid and proposed on preferred shares	6	(926)	(247)

Retained profit for the nine months		4,849	4,065
Retained profit brought forward (restated for 2002)		15,675	6,089

Retained profit carried forward		20,524	10,154

The notes on pages 30 to 36 form part of these unaudited consolidated financial statements.

Global eXchange Services Limited
Consolidated balance sheet
at 30 September and 31 December

	Note	2003	2003	2002	2002
		£000	£000	£000	£000
		(unaudited)	(unaudited)
Fixed assets
Intangible assets			665		1,967
Tangible assets			754		892

			1,419		2,859
Current assets
Debtors: amounts falling due within one year	7	14,217		14,696
Debtors: amounts falling due after more than one year	7	29,703		24,615
Cash at bank and in hand		4,562		675

		48,482		39,986
Creditors: amounts falling due within one year	8	(7,747)		(5,697)

Net current assets			40,735		34,289

Total assets less current liabilities			42,154		37,148
Provisions for liabilities and charges			(630)		(473)

Net assets			41,524		36,675

Capital and reserves
Called up share capital	9		21,000		21,000
Profit and loss account	9		20,524		15,675

Shareholders’ funds
Equity	9		22,524		17,675
Non-equity	9		19,000		19,000

			41,524		36,675

The notes on pages 30 to 36 form part of these unaudited consolidated financial statements.

Global eXchange Services Limited
Notes (unaudited)
(forming part of the financial statements)

1.   Basis of preparation

These financial statements are unaudited; however, in the opinion of the management of the Company, all adjustments necessary for a fair presentation have been made. Operating results for the nine month period ended 30 September 2003 are not necessarily indicative of the results expected for the full year.

The unaudited financial statement have been prepared in accordance with the basis of preparation of the Company’s financial statements for the year ended 31 December 2002.

Certain amounts have been reclassified to conform with current periods presentation.

2.   Accounting policies

The accounting policies adopted by the Company have not changed since the Company’s financial statements for the year ended 31 December 2002.

3.   Analysis of turnover on ordinary activities before taxation

	2003	2002
	£000	£000
By geographical market
United Kingdom — to third parties	23,007	23,360
United Kingdom — to group undertakings	—	—
Rest of Europe — to third parties	408	456
Other — to third parties	98	356
Other — to group undertakings	—	—

	23,513	24,172

4.   Profit on ordinary activities before taxation

	2003	2002
	£000	£000
Profit on ordinary activities before taxation is stated after charging/(crediting):
Auditors’ remuneration:
- audit	42	92
- other services	175	10
Depreciation and amounts written off:
- owned tangible fixed assets	225	180
- goodwill	1,113	1,113
- other intangible assets	189	161
Loss on sale of tangible fixed assets	—	2
Foreign exchange losses/(gains)	229	384
Operating lease rentals:
- plant and machinery	61	73
- land and buildings	382	631

Global eXchange Services Limited
Notes (unaudited)
(forming part of the financial statements)

5.   Exceptional Charges

	2003	2002
	£000	£000
Pensions Charge (refer to Note 10 Contingent Liabilities)	751	—

6.   Dividends and other appropriations

	2003	2002
	£000	£000
Non-equity shares:
Interim dividend proposed	926	247

	926	247

The aggregate amount of proposed dividends is £926,000 (2002: £247,000).

7.   Debtors

	30 September	31 December
	2003	2002
	£000	£000
Amounts due within one year:
Trade debtors	5,795	7,436
Amounts owed by group undertakings	6,970	5,893
Other debtors	100	63
ACT Recoverable	791	791
Prepayments and accrued income	561	513

	14,217	14,696

Amounts due after more than one year:
Deferred tax asset	653	615
Amounts owed by group undertakings	29,050	24,000

	29,703	24,615

Global eXchange Services Limited
Notes (unaudited)
(forming part of the financial statements)

8.   Creditors: amounts falling due within one year

	30 September	31 December
	£000	£000
Trade creditors	329	466
Amounts owed to group undertakings	1,289	362
Corporation tax	2,189	299
Other taxes and social security	—	41
Accruals and deferred income	3,635	4,251
Other creditors	305	278

	7,747	5,697

9.   Reconciliation of movements in shareholders’ funds

	Called-up share	Profit and loss	Shareholders'
	capital	account	funds
	£000	£000	£000
1 January 2003	21,000	15,675	36,675
Retained profit for the nine months	—	4,849	4,849

30 September 2003	21,000	20,524	41,524

Shareholder’s funds are apportioned as follows:

	2003
	Equity	Non-equity	Total
	£000	£000	£000
Ordinary shares of £1 each	22,524	—	22,524
Preferred shares of £28.50 each	—	19,000	19,000

	22,524	19,000	41,524

Global eXchange Services Limited
Notes (unaudited)
(forming part of the financial statements)

10.   Contingent liabilities

Employee pension claim

Twenty-one employees initiated a claim over the change in the company pension scheme. When Global eXchange Services Limited was part of the GE group, the employees were part of the GE Pension Plan, under which they were entitled to a final salary pension scheme. As a result of the sale of Global eXchange Services Limited, employees will no longer be able to participate in the GE Pension Plan, and will be part of a defined contribution scheme.

The settlement made by Global eXchange Services Limited and GE is that all employees aged 50 or older will be entitled to retire at 60 as if they were full members of the GE Pension Plan. Global eXchange Services Limited made a payment into the GE Supplementary Pension Scheme of £20,500 and the IGE (USA) Pension Trustees Limited of £730,000 as full and final settlement of the claims of employees aged 50 or older. Global eXchange Services Limited entered into separate settlements and releases with all but two of the other employees in the group.

An identical contribution was made by GE into the GE Supplementary Pension Scheme of £20,500 and the IGE (USA) Pension Trustees Limited of £730,000. This contribution was made due to a signed agreement between GE and Global eXchange Services Limited that they would equally pay to settle the employee pension claim.

Potential arbitration claim

Global eXchange Services Limited was served with proceedings for arbitration by a software licensee. The customer was claiming £252,000 plus legal fees and costs. On 29 October 2003 the software licensee offered to withdraw their claim with both parties paying their respective legal costs and splitting the administrative expenses and arbitrators’ fees. The parties are currently seeking to finalize this proposed settlement.

11.   Significant differences between United Kingdom and United States generally accepted accounting principles

The Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United Kingdom (‘UK GAAP’), which differ in certain material respects from those applicable in the United States (‘US GAAP’). The significant differences and adjustments considered necessary to restate retained profit for the financial period (‘Net Income’) and shareholders’ funds (‘Shareholders’ Equity’) as at 30 September 2003 in accordance with US GAAP are set out below;

a)   Goodwill

SFAS No 142 ‘Goodwill and other intangible assets’ was issued in June 2001 and supersedes APB Opinion No 17 and its related interpretations. The statement provides new guidance regarding the subsequent accounting for goodwill, after its initial recognition. Goodwill arising from business combinations is not amortised but rather is subject to impairment testing at least annually and more frequently if circumstances warrant. An impairment loss is recognised to the extent that the carrying value of goodwill exceeds the implied fair value of goodwill. SFAS No 142 was effective for Global eXchange Services Ltd from the fiscal year ended 31 December 2002. No impairment loss has been recognised as a result of applying SFAS No 142.

In the UK GAAP financial statements, goodwill recognised on the acquisition of International Network Services Ltd has been capitalised and is being amortised on a straight-line basis over 10 years.

The application of US GAAP with respect to the accounting for goodwill results in an increase to Net Income in the nine months ended 30 September 2003 and 2002 of £1,113,000 in both periods and an increase to Shareholders’ Equity of £2,598,000 as at 30 September 2003, representing the amortisation charge recognised in the UK GAAP financial statements but reversed for the purpose of the US GAAP financial statements.

b)   Preference shares and dividends

In the UK GAAP financial statements, preference shares are included in shareholders’ funds.

The application of US GAAP results in the presentation of these redeemable preference share dividends in a separate classification between debt and shareholders’ equity, known as the “mezzanine” level. This results in a decrease to Shareholders’ Equity of £19,000,000 as at 30 September 2003.

Global eXchange Services Limited
Notes (unaudited)
(forming part of the financial statements)

In the UK GAAP financial statements, preference share dividends are deducted from profit on ordinary activities after taxation at the bottom of the profit and loss account.

Under US GAAP preference share dividends are charged against retained earnings (i.e. it is not included in the profit and loss account). This results in an increase to Net Income under US GAAP for the nine months ended 30 September 2003 and 2002 of £926,000 and £247,000, respectively.

c) Additional capital contribution

Under UK GAAP, the additional employee pension contribution made by GE is not reflected in the company’s financial statements since it was not deemed to be an expense of the Company.

However, under US GAAP the £750,500 payment made by GE for the settlement of the employee pension claim (Note 10) was accounted for as a capital contribution and expense to the Company. This is due to the fact that the settlement payment was made by GE, a shareholder of the Company and such payment directly benefited the employees of and was made on behalf of Global eXchange Services Limited. Furthermore, this settlement related to a claim arising out of the recapitalisation transaction, which occurred on 27 September 2002.

Reconciliation

The following table summarises the effect on Net Income of differences between UK GAAP and US GAAP for the nine months ended 30 September 2003 and 2002.

Net Income

		Nine months ended 30 September
	Reference
	in note 11	2003	2002
		£000	£000
		(unaudited)	(unaudited)
Net Income as reported under UK GAAP		4,849	4,065
Significant US GAAP adjustments
- Amortisation of goodwill	a	1,113	1,113
- Preference share dividends	b	926	247
- Additional capital contribution	c	(751)	—

Net Income under US GAAP		6,137	5,425

The following table summarizes the effect on Shareholders’ Equity of differences between UK GAAP and US GAAP as at 30 September 2003.

Shareholders’ Equity

		As at 30 September
	Reference
	in note 11	2003
		£000
		(unaudited)
Shareholders’ Equity as reported under UK GAAP		41,524
Significant US GAAP adjustments
- Amortisation of goodwill	a	2,598
- Preference shares	b	(19,000)

Shareholders’ Equity under US GAAP		25,122

Global eXchange Services Limited
Notes (unaudited)
(forming part of the financial statements)

d) SFAS No 95 ‘Statement of cash flows’ Under UK GAAP the Company complies with Financial Reporting Standard No 1 ‘Cash flow statements’ (Revised) (‘FRS 1’). Under FRS 1 the Company is exempt from the requirement to prepare a cash flow statement.

Exemption is on the grounds that it is a wholly owned subsidiary undertaking and its cash flows appear in a consolidated cash flow statement in its ultimate parent company’s financial statements which are available to the public.

US GAAP cash flow information for the Company is included below for the 9 months ended 30 September 2003 and 2002.

Cash flow statement — US GAAP

	Nine months ended 30 September
	2003	2002
	£000	£000
	(unaudited)	(unaudited)
Cash flows from operating activities	10,130	10,842
Cash flows from investing activities:
Capital expenditure	(86)	(224)
Loans to group undertakings	(6,157)	(8,904)
Cash flows from financing activities
Dividends paid	—	(2,661)

Net increase/(decrease) in cash and cash equivalents under US GAAP	3,887	(947)
Cash and cash equivalents under US GAAP at the beginning of the period	675	2,043

Cash and cash equivalents under US GAAP at the end of the period	4,562	1,096

Supplemental disclosures of cash flow information

	2003	2002
	£000	£000
Cash received during the period for:
Interest	668	767
Income taxes	399	3,459
Cash paid during the period for:
Income taxes	1,634	1,865

Supplemental schedule of non-cash investing and financing activities

There were no non-cash investing and financing activities in the period in 2003 or 2002.

Global eXchange Services Limited
Notes (unaudited)
(forming part of the financial statements)

Disclosure of accounting policy

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

(e)   Debtors falling due after more than one year

Under UK GAAP, debtors falling due after more than one year are included within current assets in accordance with UK Companies Act 1985 Schedule 4 and have been separately disclosed on the balance sheet in accordance with UITF Abstract 4 ‘Presentation of long-term debtors in current assets’.

Under US GAAP, debtors falling due after more than one year are excluded from current assets and included within non current assets. As at 30 September 2003 and 31 December 2002, there were debtors falling due after more than one year of £29,703,000 and £24,615,000 respectively.

Debtors falling due after more than one year includes two 20 year loans of £4,485,000 and £564,000 respectively to Acquisition UK Limited, drawn down in March 2003 and April 2003 respectively. The interest rate per annum on these loans is the sum of LIBOR plus 1%.

f)   Income tax

Under SFAS No 109 ‘Accounting for Income Taxes’, deferred taxes are required to be identified as current or non current based on the underlying balance sheet classification of the asset or liability which gives rise to the deferred tax asset. The non current element of the deferred tax asset as at 30 September 2003 and 31 December 2002 is £462,000 and £497,000 respectively relating to fixed assets.

SFAS No 109 also requires the disclosure of whether income before tax and the tax expense is domestic or foreign. All income before tax and tax expense for the nine months ended 30 September 2003 and 2002 is domestic.

g)   Exceptional charge

Under UK GAAP, the pension charge of £751,000 for the nine months ended 30 September 2003 has been excluded from operating profit and has been separately identified as an “exceptional charge” in the consolidated profit and loss account. Under US GAAP, items are segregated from operating profit and described as “extraordinary” only if they are both unusual in nature and occur infrequently. Under US GAAP, the “exceptional” pension charge would be included in determining operating profit and would not be classified as “extraordinary” in the profit and loss account.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes, which are included elsewhere in this document.

The following discussion and analysis may contain forward-looking statements, which reflect the expectations, beliefs, plans and objectives of management about future financial performance and/or assumptions underlying our judgments concerning matters discussed below. These statements, accordingly, involve estimates, assumptions, judgments and uncertainties. In particular, this pertains to management’s comments on financial resources, capital spending and the outlook for our business. Actual results or outcomes may differ materially from those in such forward-looking statements.

Overview

We are a leading provider by transactions processed of transaction management infrastructure products and services that enable companies to electronically exchange essential business documents. We process more than one billion transactions annually. Our EDI services, which contribute the majority of our revenues, allow our customers to reduce costs and improve efficiency by enabling the electronic exchange of business documents among our customers’ computer systems and those of their trading partners. EDI supplements or replaces traditional document transport media, including postal, fax, telephone and e-mail systems. In addition to our EDI services, we also offer other transaction management solutions, including integration software and marketplace solutions. Our integration software enables customers to manage the exchange of information among disparate business systems and applications within and among enterprises. Our marketplace solutions help automate collaborative business processes and interactions among trading partners through private, Web-based portals and allow trading partners, through the use of a standard Web browser, to offer and participate in business processes such as electronic auctions and requests for proposals. We were founded in the late 1960s and have been a leading provider of EDI services for 18 years.

In addition to our EDI services and other transaction management solutions, we offer custom messaging and network solutions, which consist of applications and products developed for specific customers for use on our proprietary operating system and managed network solutions that enable customers to outsource the management and operations of network communications.

In 2000, 2001 and 2002, we derived approximately 48.2%, 63.5% and 68.2% of our revenues from recurring transaction processing fees generated by our EDI services and other transaction management solutions. For most transactions, we charge a transaction-processing fee to both the sending and the receiving party. Because the transactions we process, such as the exchange of invoices and purchase orders, are routine and essential to the day-to-day operations of our customers, the revenues generated from these fees tend to be highly recurring in nature. Our typical contract for EDI services has a 30-day term, as is customary in the industry. In addition, many of our larger customers are committed to multi-year contracts. We process more than one billion transactions annually among more than 100,000 trading partners. We estimate that these transactions represent over $500 billion in goods and services exchanged. Transaction processing revenues are recognized on a per transaction basis in the period the related transaction is processed. Revenues on contracts with monthly or quarterly minimum transaction levels are recognized based on the greater of actual transactions processed or the specified contract minimums.

We also generate revenues from the licensing of our software. These licenses are either for perpetual use or for a fixed term. Licensing revenues are recognized when the license agreement is signed, the license fee is fixed and determinable, delivery has occurred and collection is probable. In connection with the licensing of our software products, we provide software maintenance services that also generate recurring revenues. We typically charge between 15% and 20% of the initial license fee on an annual basis for these maintenance services. We recognize software maintenance revenues over the life of the related maintenance contracts, which is typically one year. We currently have more than 4,000 software maintenance contracts. In 2000, 2001 and 2002, we derived approximately $11.9 million, $14.4 million and $13.6 million in revenues from fees relating to these contracts.

We also generate revenues by providing professional services in connection with our range of products and services. These services are typically provided under time and material contracts and revenue is recognized as the related services are provided. Most of our costs are fixed and primarily consist of salary compensation and related benefits, as well as expenses for infrastructure equipment, such as hardware and software, and costs associated with the procurement of our telecommunications network services.

Recent Trends and Cost-Reduction Initiatives

A number of major trends over the past several years have caused us to re-evaluate our strategic focus, our mix of products and services and our corporate cost structure. For most of the 1990’s, we focused on providing customized information technology solutions to our customers, while also providing standard EDI services and a variety of other transaction management solutions. In 2000, 32.4% of our revenues were generated by our custom messaging and network solutions, 39.3% were generated by EDI services and 28.3% were generated by other transaction management solutions.

The proliferation of the Internet and other technological advances in computing and telecommunications transformed the transaction management industry between 2000 and 2002. Our business was impacted in several ways. First, our custom messaging and network solutions declined rapidly as customers moved to less customized, open systems based solutions. This decline was exacerbated by the loss of a key customer and migration by some of our customers to more standardized year 2000 compliant systems during this time period. From 2000 to 2002, revenues from our custom messaging and network solutions declined from $183.7 million to $64.8 million.

At the same time, the Internet and related technologies improved the growth profiles of our EDI services and other transaction management solutions, as more companies implemented our systems to enhance their productivity. From 2000 to 2002, revenues generated by our EDI services grew from $222.0 million to $256.1 million. Revenue generated by our other transaction management solutions, which are largely driven by discretionary corporate information technology spending, peaked in 2000, at $159.9 million, or 28.3% of our total revenues.

In response to the rapidly growing demand for EDI services and other transaction management solutions, such as our online marketplaces, we dedicated substantial resources and personnel, significantly increasing our cost structure. As the economy began to slow and the growth we expected for our EDI services and other transaction management solutions did not materialize, our expanded cost structure had a significant impact on our profitability.

In response to the weakening general economic conditions and corresponding effect on demand for some of our products and services, we reduced our cost structure through the removal of excess capacity in our sales force, our professional services organization and our computing and network infrastructure; the cancellation and consolidation of various marketing and development programs related to products and services that were not generating sufficient revenues to support the continued investment and reductions in back-office personnel. These efforts enabled us to reduce our operating costs, and improve our margins, despite continued declines in demand for our other transaction management solutions and custom messaging and network solutions.

Throughout 2002, the general economic weakness continued, resulting in slower growth in our EDI services than experienced in prior years as well as continued declines in demand for our other transaction management solutions. Custom messaging and network solutions also continued to decline, although at a slower pace than in previous years. Continued general economic weakness during early 2003, as well as competitive price dynamics throughout 2003 have resulted in a decline in EDI services in the first nine months of 2003. We expect that the competitive pricing dynamics we are seeing across the industry will continue to put pressure on the growth of the EDI services business. We continue to focus on maintaining a cost structure that is appropriate for our existing revenue base and revenue expectations.

Recapitalization

In September 2002, we effected a recapitalization of our company, which resulted in the ownership by Francisco Partners and co-investors, through an indirect subsidiary, of 90%, and the ownership by GE, through an indirect subsidiary, of 10%, of the capital stock of our parent company, GXS Holdings. As a result of this transaction, we are no longer an indirect wholly owned subsidiary of GE. We believe that our continued relationship with Francisco Partners will be beneficial to our business and do not expect our separation from GE to have any material impact on our operations or profitability. In conjunction with the recapitalization, we entered into outstanding debt consisting of borrowings under a $175.0 million senior credit facility and $235.0 million of senior subordinated reset notes. In addition, a $35.0 million undrawn revolving credit facility was available. Subsequently, in March 2003, we completed a refinancing of our senior credit facility whereby we entered into a new $30.0 million revolving credit facility, a $70.0 million term loan facility and issued $105.0 million of senior secured floating rate notes. The March 2003 refinancing activities are further described in the Liquidity and Capital Resources section of this report.

Celarix Acquisition

On June 3, 2003 we acquired substantially all of the assets of Celarix related to its logistics integration and visibility solutions business. We estimate the value of the preferred and common stock issued as consideration for the Celarix assets to be approximately $0.6 million and the value of the assumed liabilities to be approximately $1.3 million. We do not expect the acquisition of the Celarix assets to have a material impact on our future financial condition or results of operations.

Based in Cambridge, Massachusetts, Celarix is a provider of logistics and integration and visibility solutions. Celarix’s logistics integration and visibility solutions help organizations to connect to logistics trading partners and retrieve, use and share shipment status information throughout their supply chains. For the twelve months ended March 31, 2003, Celarix had net sales of $6.4 million related to integration and visibility solutions.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States. Some accounting policies require us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and the accompanying notes. Future events and their effects cannot be determined with absolute certainty.

Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any differences may be material to the financial statements. A description of all of our significant accounting policies used is described in Note 2 to our audited consolidated financial statements, included in our registration statement dated October 10, 2003. Some of these policies involve a higher degree of judgment and complexity in their application and represent the critical accounting policies used in the preparation of our financial statements. These critical accounting policies, in management’s judgment, are those described below. If different assumptions or conditions were to prevail or if our estimates and assumptions prove to be incorrect, actual results could be materially different from those reported.

Revenue Recognition. In many cases, our recognition of revenue from the licensing of our software products requires judgment. When our software requires significant customization and modification, we estimate the total cost of the contract and recognize revenue based on actual costs incurred in relation to the total estimated cost. If we made different judgments or utilized different estimates of the total amount of work we expect to be required to customize or modify the software, the timing of our revenue recognition and our margins from period to period may have differed materially from that reported. In situations where we host software, we estimate the feasibility of the customer either running the software on its own systems or contracting with another party to host the software. If neither is feasible, license revenue is recognized over the term of the hosting contract. If either is feasible, license revenue is recognized when the software is delivered, and hosting revenue is recognized over the life of the hosting contract. If our assessment of this feasibility, including any penalties under the customer contracts, were different, the timing of our revenue recognition could differ materially.

In many cases, we deliver multiple products and services to the same customer. In these cases, we allocate revenue to each component of the arrangement using the residual value method. This means that we defer revenue from the total fees associated with the arrangement in an amount equal to the fair value of the elements of the arrangements that have not been delivered. The fair value of any undelivered element is established by using historical evidence specific to us. If we were to allocate the respective fair values of the elements differently, the timing of our revenue recognition could differ materially.

Valuation of Accounts Receivable. We must make estimates of potential sales returns, allowances and bad debts in valuing our accounts receivable. We analyze historical returns, current economic trends and changes in customer demand and acceptance of our products and services when evaluating the adequacy of the provision for sales returns and allowances. We analyze historical bad debts, customer concentrations, customer credit-worthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. However, if the financial condition of our customers were to deteriorate, their ability to make required payments may become impaired, and increases in these allowances may be required. As of December 31, 2002 and September 30, 2003, we had allowances for doubtful accounts and sales allowances of $9.6 million and $8.6 million, respectively.

Capitalization of Software. We capitalize software development costs in accordance with AICPA Statement Of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. We begin to capitalize software development costs for software to be used internally when we enter the application development stage. This occurs when we have completed the preliminary project stage, our management authorizes and commits to funding the project and we believe it is feasible that the project will be completed and the software will perform the intended function. We stop capitalizing costs related to a software project when we believe we have entered the post implementation and operation stage. We capitalized approximately $26.9 million in software development costs during 2002 and $15.7 million for the nine months ended September 30, 2003. If we were to make different determinations with respect to the state of development that a software project had achieved, then the amount we capitalize and the amount we charge to expense for that project could differ materially.

The costs we capitalize during the application development stage consists of payroll and related costs for our employees who are directly associated with and who devote time directly to a project to develop software for internal use. We also capitalize the direct costs of materials and services, which generally includes outside contractors. We do not capitalize any general and administrative overhead costs or costs incurred during the application development stage related to training or data conversion costs. We also capitalize costs related to upgrades and enhancements to internal-use software if those upgrades and enhancements result in additional functionality. If upgrades and enhancements do not result in additional functionality we expense those costs as incurred. If we were to make different determinations with respect to whether upgrades or enhancements to software projects would result in additional functionality, then the amount we capitalize and the amount we charge to expense for that project could differ materially.

We begin to amortize capitalized costs with respect to development projects for software for internal use when the software is ready for use. We generally amortize the capitalized software development costs using the straight-line method over a five-year period. In determining and reassessing the estimated useful life over which the cost incurred for the software should be amortized, we consider the effects of obsolescence, technology, competition and other economic factors. Amortization expense related to software for internal use was $18.4 million during 2002 and $12.8 million for the nine months ended September 30, 2003. If we were to make different determinations with respect to the estimated useful lives of the software, then the amount of amortization we charge in a particular period could differ materially.

We expense as incurred, in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed”, research and development costs associated with software developed for license to customers because we apply the working model method and, as such, the costs incurred from the date of working model to commercial release to customers are not material.

Valuation of Long-lived Assets. Long-lived assets, which consist primarily of property and equipment, including capitalized costs for software developed for internal use, and goodwill totaled $168.4 million as of December 31, 2002 and $150.6 million as of September 30, 2003. We periodically evaluate the appropriateness of the estimated useful life of property and equipment and, when appropriate, adjust the useful life thereby increasing or decreasing the depreciation expense recorded in the current and in future reporting periods. We also assess the impairment of long-lived assets on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to historical or projected future operating results;

•	significant changes in technology or in the manner of our use of the assets or the strategy for our overall business; and

•	significant negative industry or economic trends.

When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our business. This process is inherently subjective, as it requires management to make estimates and assumptions about future cash flows. In 2002 and 2003, we recognized asset impairment charges of $5.4 million and $6.5 million, respectively

Deferred Tax Assets. As of December 31, 2002 and September 30, 2003, we had a net deferred tax asset of approximately $265.2 million and $266.2 million, respectively. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in assessing the realizability of deferred tax assets. In connection with the recapitalization, we made a tax election in the United States that allowed us to revalue our assets and liabilities for U.S. federal income taxes purposes. This election will provide us with future tax deductions in excess of amounts reflected in our consolidated financial statements, principally related to depreciation and amortization expense. We have estimated the tax benefit of this revaluation to be approximately $239.3 million, and have recognized this amount on our consolidated balance sheet as of December 31, 2002 based upon our belief that the amount of the difference will be recoverable through future taxable income. If our future taxable income is not sufficient to allow recovery, we may be required to record valuation allowances for this deferred tax asset in future periods, the amounts of which could be material.

Contingencies. We periodically record the estimated impacts of various conditions, situations or circumstances involving uncertain outcomes. These events are called contingencies and our accounting for these events is prescribed by Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies.” SFAS No. 5 defines a contingency as “an existing condition, situation, or set of circumstances involving uncertainty as to possible gain or loss to an enterprise that will ultimately be resolved when one or more future events occur or fail to occur.” Contingent losses must be accrued if:

•	information is available that indicates it is probable that the loss has been incurred, given the likelihood of the uncertain future events; and

•	that the amount of the loss can be reasonably estimated.

The accrual of a contingency involves considerable judgment on the part of management. Legal proceedings have elements of uncertainty, and in order to determine the amount of reserves required, if any, we assess the likelihood of any adverse judgments or outcomes to pending and threatened legal matters, as well as potential ranges of probable losses. We use internal expertise and outside experts, as necessary, to help estimate the probability that a loss has been incurred and the amount or range of the loss. A determination of the amount of reserves required for these contingencies is made after analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy. In the event that we incur a loss in the future with respect to a contingency for which GE has indemnified us, the resulting loss will be recorded in our net income for that period along with a corresponding capital contribution from GE.

Employment

Employment was 1,466 and 1,516 as of December 31, 2002 and September 30, 2003, respectively. The majority of this increase is attributable to the acquisition of Celarix and the upgrade of our sales force. These actions resulted in an increase of 39 employees out of the total increase of 50 employees during the nine months ended September 30, 2003.

Results of Operations

Three and Nine Months Ended September 30, 2003 Compared to Three and Nine Months Ended September 30, 2002

	Three Months Ended September 30				Nine Months Ended September 30,

	2002		2003		2002		2003

	(in thousands of dollars)				(in thousands of dollars)
	$	%	$	%	$	%	$	%
Revenues:
EDI Services	63,040	63.4%	60,377	65.9%	191,662	62.0%	180,045	65.7%
Other transaction management solutions	19,984	20.1%	16,081	17.5%	68,886	22.3%	47,214	17.2%
Custom messaging and network solutions	16,419	16.5%	15,258	16.6%	48,564	15.7%	46,836	17.1%

Total revenues	99,443	100.0%	91,716	100.0%	309,112	100.0%	274,095	100.0%

Revenues. Revenues decreased by $7.7 million, or 7.7%, to $91.7 million for the quarter ended September 30, 2003 from $99.4 million for the quarter ended September 30, 2002. Revenues decreased by $35.0 million, or 11.3%, to $274.1 million for the nine months ended September 30, 2003 from $309.1 million for the nine months ended September 30, 2002.

EDI services. Revenues from EDI services decreased by $2.6 million, or 4.1%, to $60.4 million for the quarter ended September 30, 2003 from $63.0 for the quarter ended September 30, 2002. The $2.6 million decline in EDI services revenue was comprised of a revenue decline of $6.2 million resulting from competitive price dynamics and lower EDI*Express volume offset by increases in revenue resulting from a favorable foreign currency exchange impact of $2.8 million and $0.8 million of sales due to the Celarix acquisition.

Revenues from EDI services decreased by $11.7 million, or 6.1%, to $180.0 million for the nine months ended September 30, 2003 from $191.7 million for the nine months ended September 30, 2002. The $11.7 million revenue decrease in EDI services revenue was comprised of a revenue decline of $20.5 million in the Americas resulting from lower EDI*Express volume and pricing, a decline in professional services revenue of $4.3 million due to the conclusion of a significant project, offset by increases in revenue resulting from a foreign currency exchange impact of $7.9 million, $1.1 million of Celarix revenue and customer surcharges of $3.8 million due to certain customers not migrating from our Mark III platform. An increased overall level of mailbox cancellations during the nine months ended September 30, 2003 was offset by price increases implemented in the fourth quarter of 2002.

Key factors contributing to the lower volume include: cyclical economic pressure on our clients in the retail, automotive, and high tech industries; volume impact of two clients, Kmart Corporation, who filed for bankruptcy during the first quarter of 2002 and Fleming Cos. Inc., who filed for bankruptcy during the second quarter of 2003; and a significant client whose volumes with us were negatively impacted by the consolidation of ordering activity from individual stores to regional distribution centers.

Other transaction management solutions. Revenues from other transaction management solutions decreased by $3.9 million, or 19.5%, to $16.1 million for the quarter ended September 30, 2003 from $20.0 million for the quarter ended September 30, 2002. The $3.9 million revenue decrease is primarily driven by the termination of two customer contracts in 2002 offset by a favorable foreign currency exchange impact of $0.3 million.

Revenues from other transaction management solutions decreased by $21.7 million, or 31.5% to $47.2 million for the nine months ended September 30, 2003 from $68.9 million for the nine months ended September 30, 2002. The decrease in revenue for the nine-month period is attributable to the same factors as described above for the third quarter decrease.

Custom messaging and network solutions. Revenues from custom messaging and network solutions decreased $1.1 million, or 6.7%, to $15.3 million for the three months ended September 30, 2003 from $16.4 million for the three months ended September 30, 2002. The decrease in revenue is primarily due to customers’ continued migration away from legacy applications to open systems based solutions offset by a favorable foreign currency exchange impact of $0.6 million.

Revenues from custom messaging and network solutions decreased $1.8 million, or 3.7%, to $46.8 million for the nine months ended September 30, 2003 from $48.6 million for the nine months ended September 30, 2002. The decrease in revenue is in line with expectations as customers continue to migrate away from legacy applications to open systems based solutions offset by a favorable foreign currency exchange impact of $1.8 million.

On a percentage of revenue basis, for the three and nine months ended September 30, 2002 compared to the three and nine months ended September 30, 2003, EDI services increased from 63.4% and 62.0% to 65.9% and 65.7%, respectively, other transaction management solutions decreased from 20.1% and 22.3% to 17.5% and 17.2%, respectively, and custom messaging and network solutions increased from 16.5% and 15.7% to 16.6% and 17.1%, respectively.

Cost of revenues. Cost of revenues decreased by $11.3 million, or 17.4%, to $53.7 million for the three months ended September 30, 2003 from $65.0 million for the three months ended September 30, 2002. For the nine months ended September 30, 2003, cost of revenues decreased by $29.3 million, or 15.5%, to $159.5 million from $188.8 million for the nine months ended September 30, 2002. The decrease in cost of revenues is driven by the impact of restructuring actions taken during 2002 as well as actions taken in 2003 to align our cost structure with our revenue. As demand for our other transaction management solutions and custom messaging and network services slowed, we curtailed a number of product development programs. The impact of the actions contributed to a $8.4 million and $18.1 million decline in network equipment expense and a $4.8 million and $17.7 million decline in compensation, contractors and related expenses for the three and nine months ended September 30, 2003, respectively.

Sales and marketing. Sales and marketing expense increased by $2.6 million, or 15.7%, to $19.2 million for the three months ended September 30, 2003 from $16.6 million for the three months ended September 30, 2002. The increase in expense for the quarter is primarily due to a $1.6 million increase in expenses related to the Celarix business, which we acquired in June 2003, and costs associated with the upgrade of our sales force.

Sales and marketing expense increased by $0.8 million, or 1.5%, to $54.9 million for the nine months ended September 30, 2003 from $54.1 million for the nine months ended September 30, 2002. The year to date increase in expense is primarily due to $2.2 million in expenses related to the Celarix business and costs associated with the upgrade of our sales force, offset by the global reorganization of our sales force and the consolidation of marketing and development programs. Prior to the reorganization, our sales force was organized both on a regional basis and by product or service. As part of our efforts to reduce our cost structure we reorganized our sales force more broadly across all product lines, reduced headcount and closed various sales offices, which resulted in a decrease of $0.6 million in compensation and related costs, and a $1.0 million decrease related to the closing and consolidation of various facilities.

General and administrative. General and administrative expenses decreased $0.3 million, or 3.0%, to $9.6 million for the three months ended September 30, 2003 from $9.9 million for the three months ended September 30, 2002. General and administrative expenses increased by $1.2 million, or 4.0%, to $31.2 million for the nine months ended September 30, 2003 from $30.0 million for the nine months ended September 30, 2002. The decrease for the three months ended September 30, 2003 was primarily driven by a decrease in compensation and benefits. The increase in the nine months ended September 30, 2003 includes non-recurring information technology transition activities tied to our separation from GE together with the costs of replacing certain services previously provided by GE.

Gain on sale of assets. During the nine months ended September 30, 2003 certain software and other assets relating to our I400 software product were sold for cash of $0.6 million and notes receivable of $0.3 million. A gain of $0.7 million was recognized on the sale.

Restructuring and related charges. Restructuring and related charges decreased by $6.0 million, or 82.2%, to $1.3 million for the three months ended September 30, 2003 from $7.3 million for the three months ended September 30, 2002. Restructuring and related charges decreased by $11.8 million, or 72.4%, to $4.5 million for the nine months ended September 30, 2003 from $16.3 million for the nine months ended September 30, 2002. The 2003 charges related to facility and equipment lease buy-outs, facility exit costs including a restoration obligation, and headcount reductions primarily in our factory, engineering, and services organizations. Substantially all of these costs were reimbursed by GE as part of the Recapitalization. The reimbursements are reflected as contributions to additional paid-in capital.

Asset impairment charge. For the nine months ended September 30, 2003, we recorded an impairment charge of $6.5 million related to internally developed software providing specific customer functionality. Future cash flows were estimated by management to be less than the current net book value of the software and, as a result, an impairment charge was recorded. For the nine months ended September 30, 2002, we recorded an impairment charge of $5.4 million primarily related to certain software under development for which the plans to deploy were curtailed.

Corporate charges from General Electric. The corporate charges from GE were $2.4 million and $7.3 million for the three and nine months ended September 30, 2002, respectively. Each year, GE charged us a fixed percentage of our budgeted total costs for that year as a corporate charge, which covers various centralized services that GE provided to us as needed, such as compensation and benefit plan design, tax planning, marketing support, treasury, auditing, public company reporting and various other corporate expenses. Following the recapitalization, we no longer pay a corporate charge to GE. As a new stand-alone entity, the replacement costs of these GE services are now recognized in the respective functions where incurred.

Proportionate share of losses in investee companies and investment write-downs. During the three and nine months ended September 30, 2003, we recorded our proportionate share of the losses of our equity method investments and write-off of an investment whose decline in value was deemed other than temporary resulting in a non-cash charge of $0.1 million and $0.9 million, respectively. During the three and nine months ended September 30, 2002, we recognized losses on our various cost and equity method investments of $4.2 million. Of this amount $0.8 million related to our proportionate share of losses of our equity method investment and $3.4 million related to write-down of cost method investments where we determined the decline in value was other than temporary.

Write-off of deferred financing costs. Deferred financing costs of $5.5 million were written off during the nine months ended September 30, 2003. The write-off was related to the refinancing of our previous senior term loan.

Interest income. Interest income was $0.2 million and $0.7 million for the three and nine months ended September 30, 2003, respectively, compared to interest income of $1.5 million and $2.3 million for the three and nine months ended September 30, 2002, respectively. Interest income consists of income on our cash balances.

Interest expense. Interest expense of $12.9 million and $36.5 million for the three and nine months ended September 30, 2003, respectively, was primarily driven by interest on our long term debt issued in connection with the Recapitalization. Interest expense of $0.3 million and $1.9 million was incurred during the three and nine months ended September 30, 2002, respectively, when we were part of GE.

Other income (expense), net. Other income was $0.5 million and $1.2 million for the three months and nine months ended September 30, 2003, respectively, compared to other income of $0.7 million and $1.2 million for the three and nine months ended September 30, 2003. Other income for the nine months ended September 30, 2003 included $0.6 million of minority interest income.

Provision for income taxes. Income tax benefit was $3.3 million for the three months ended September 30, 2003 compared to income tax benefit of $4.6 million for the three months ended September 30, 2002. Income tax benefit was $5.1 million for the nine months ended September 30, 2003 compared to income tax expense of $3.9 million for the nine months ended September 30, 2002. Our tax rates for both periods differed from the federal statutory rate of 35% principally as result of state income taxes and the effect of losses in foreign jurisdictions for which no income tax benefits have been recognized.

Net income (loss). Net loss decreased by $27.5 million to a net loss of $7.5 million for the three months ended September 30, 2003 compared a net loss of $35.0 million for the three months ended September 30, 2002. The decrease of $27.5 million was driven by $30.1 million of costs that were incurred during the quarter ended September 30, 2002 to consummate the Recapitalization. Net loss decreased by $11.7 million to a net loss of $17.6 million for the nine months ended September 30, 2003 compared to a net loss of $29.3 million for the nine months ended September 30, 2002. The decrease in year to date net loss is attributable to the same factors as described above for the third quarter increase.

Liquidity and Capital Resources

Net cash provided by operating activities was $41.6 million for the nine months ended September 30, 2003, compared to net cash provided by operating activities of $12.8 million for the nine months ended September 30, 2002. The increase in net cash provided by operating activities was mainly attributable to the reduction in the Company’s net loss together with changes in working capital.

Net cash used in investing activities was $22.2 million for the nine months ended September 30, 2003 compared to $28.9 million for the nine months ended September 30, 2002. For the nine months ended September 30, 2003 net cash used in investing activities included capital expenditures of $22.8 million for property, software and equipment offset by proceeds of $0.6 million from the sale of software and assets related to our I400 software product. For the nine months ended September 30, 2002 net cash used in investing activities related to purchases of capital expenditures for property, software and equipment. Capital expenditures for the nine months ended September 30, 2003 and 2002 include $15.7 million and $22.6 million, respectively, of costs capitalized for the development of software for internal use. The lower capital expenditures in 2003 resulted primarily from our efforts to invest in line with lower revenue.

Net cash used for financing activities was $4.1 million for the nine months ended September 30, 2003 compared to net cash provided by financing activities of $35.8 million for the nine months ended September 30, 2002. The usage for the nine months ended September 30, 2003 was driven by $12.1 million of professional and underwriting fees related to the refinancing, cash of $174.6 million used to retire borrowings under our previous term loan offset by proceeds of $169.8 million from the refinancing and a $12.9 million reimbursement by GE as per the recapitalization agreement. Cash provided by financing activities for the nine months ended September 30, 2002 consisted primarily of repayments by our foreign subsidiaries of borrowings under third party lines of credit, partially offset by repayments of loans we had made to General Electric and its affiliates in connection with tax planning and cash management. Cash provided by financing activities during the nine months ended September 30, 2002 also reflects the impact of the Recapitalization which resulted in the borrowing of $410.0 million, the payment of financing costs of $9.6 million and the cash distribution to GE of $350.0 million. In connection with the Recapitalization, all intercompany balances that existed between us and General Electric and its affiliates, including any remaining balances on intercompany loans, were eliminated.

Our principal source of liquidity has been available cash and cash flows from operations. In addition, borrowings available under our new $30.0 million revolving credit facility are an additional source of liquidity. We expect our principal uses of liquidity to be working capital, the financing of capital expenditures and debt service. As of December 31, 2002, we had outstanding debt of approximately $409.6 million, all of which consisted of borrowings under our then existing $175.0 million senior term loan and our $235.0 million outstanding reset notes. As of September 30, 2003, we had outstanding debt of approximately $405.3 million, which consisted of $235.0 million of outstanding reset notes, $100.3 million of outstanding floating rate notes and $70.0 million senior term loans. The floating notes are net of a debt discount of $4.7 million.

Borrowings under the new revolving credit facility bear interest, at our option, at either a floating base rate plus 2.00% per annum or floating LIBOR plus 4.25% per annum. Borrowings under the new senior term loan bear interest, at our option, at either the floating base rate plus 4.00% per annum or floating LIBOR plus 6.00% per annum. The base rate and LIBOR rate used to calculate the applicable interest rates on revolving credit loans and senior term loans may not be less than 4.25% and 2.25%, respectively. Interest is payable monthly in arrears for base rate loans and on the last day of selected interest periods, but no later than every three months for LIBOR rate loans. The maturity dates for the new credit facility and the term loan are March 21, 2007, at which time all principal is due and payable.

At September 30, 2003, we had $70.0 million outstanding under the term loan facility. Borrowings under the term loan bear interest at a base rate plus 6.0% or 8.25% at September 30, 2003. In addition, as of the date of this report, we have approximately $18.0 million of letters of credit outstanding under our new revolving credit facility. The amount that can be borrowed under our new revolving credit facility is subject to our compliance with financial covenants and other customary conditions, including that no event of default under the facility have occurred and be continuing. Available borrowings under our revolving credit facility were $12.0 million at September 30, 2003.

Our obligations under our new credit facility are guaranteed by all of our existing and future U.S. subsidiaries. Our obligations under our new credit facility are also secured by first-priority liens on substantially all of our and the guarantors’ assets and property, including a pledge of 100% of the capital stock or other equity interests of our existing and future U.S. subsidiaries and 66% of the capital stock or other equity interests of our material first-tier foreign subsidiaries. We are also subject to a negative pledge on all of our assets and the assets of our subsidiaries.

The agreements governing our outstanding debt impose limitations on our ability to, among other things, incur additional indebtedness, including capital leases, incur liens, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, issue preferred stock, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. The indentures governing our notes contain similar limitations. In addition, the indenture governing our senior secured floating rate notes limits our ability to maintain secured indebtedness in excess of certain limits related to our EDI services revenue. Our new credit facility also requires that we meet and maintain certain financial ratios and tests, including a capital expenditures maximum, a minimum consolidated EBITDA and a maximum consolidated leverage ratio (total senior debt to EBITDA). Our ability to comply with these covenants and to meet and maintain such financial ratios and tests is material to the success of our business and may be affected by events beyond our control. Our failure to comply with these covenants could create a default under the credit facility, the indenture governing the floating notes, and the indenture governing the reset notes. Under our new credit facility, EBITDA is calculated each quarter for the latest twelve-month period and is adjusted to exclude specific costs and expenses. The excluded costs and expenses include fees related to the recapitalization, restructuring charges, costs reimbursed by GE, and other adjustments. As defined under our new credit facility for the three and twelve-month periods ended September 30, 2003, EBITDA is equal to $23.1 million and $100.9 million, respectively, as compared to $13.9 million and $71.2 million for the three and twelve-month periods ended September 30, 2003, respectively. The new senior credit facility requires that we maintain EBITDA, as defined in the senior credit facility, of at least $95.0 million for the twelve-month period ending each quarter. The new senior credit facility also requires that we maintain a maximum consolidated leverage ratio (total senior debt to EBITDA) of 2.0 to 1.0 for the twelve-month period ending each quarter. Senior debt is defined to include the senior secured floating rate notes and obligations under the new credit facility. For the twelve-month period ended September 30, 2003, our consolidated leverage ratio was equal to 1.9 to 1.0, based on senior debt of $192.9 million and EBITDA of $100.9 million. Our ability to comply with each of the EBITDA and consolidated leverage ratio covenants will primarily depend on the performance of our business in future periods and, specifically, our ability to generate revenues and control operating costs. EBITDA is not a presentation made in accordance with accounting principles generally accepted in the United States. Accordingly, EBITDA is not intended to be used as an alternative to net income or any other measure of performance in accordance with accounting principles generally accepted in the United States, and EBITDA is not necessarily an indication of whether we will be able to fund our cash requirements. The new senior credit facility requires that we limit our capital expenditures to $42.5 million during each fiscal year. For the year ended December 31, 2002, our capital expenditures were equal to $37.8 million. We expect that we will be able to comply with this covenant in future periods by limiting capital expenditures to acceptable levels as this limit was set taking into account anticipated capital requirements of the business.

The senior secured floating notes will mature on July 15, 2008 and bear interest at a floating rate based on six-month LIBOR plus 9%, but never less than 12%. The interest rate at September 30, 2003 was 12%. The senior secured floating notes are secured by second-priority security interests in substantially all of our assets and our domestic subsidiaries’ and 66% of the stock of our material first-tier foreign subsidiaries. In addition, the senior secured floating notes are guaranteed fully and unconditionally by our domestic subsidiaries. Interest is payable semi-annually in arrears on January 15 and July 15 of each year commencing on July 15, 2003.

The senior secured floating notes are redeemable at our option any time after October 1, 2004, in whole or in part, at a redemption price equal to par plus accrued and unpaid interest, plus a redemption premium. The premium is 3% for the twelve months ending October 1, 2005 and 1.5% for the twelve months ending October 1, 2006. After October 1, 2006 the senior secured floating notes can be redeemed at par plus accrued and unpaid interest. Upon the occurrence of a change of control, as defined in the Indenture governing the senior secured floating rate notes, each holder of the senior secured floating notes will have the right to require us to repurchase such holder’s notes at an offer price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest and liquidated damages, if any, thereon to the date of purchase.

Our senior subordinated reset notes mature on September 27, 2009 and bear interest at 12% per annum until September 27, 2003. After September 27, 2003, the senior subordinated reset notes will bear interest at a reset rate between 8% and 17%. The reset rate will be determined by negotiations between GECC and us that began in July 2003 and are continuing. The parties have not reached an agreement on the reset rate and have each engaged investment bankers to determine the reset rate based on current market conditions for similar securities. To the extent the reset rate exceeds 15%, we will have the option to pay cash interest of 15% and add the additional interest to the balance of the reset notes. Interest is payable semi-annually on April 15 and October 15 of each year commencing April 15, 2003. The senior subordinated reset notes are general unsecured obligations and are guaranteed by all of our domestic subsidiaries. Because the reset notes were not refinanced by September 27, 2003, we will be required to pay GECC a fee equal to 1% of the outstanding balance.

The senior subordinated reset notes are redeemable at our option, in whole or in part, at any time on or after September 27, 2006 at a redemption price equal to par plus accrued and unpaid interest, plus a declining redemption premium. In addition prior to September 27, 2005, we may, on any one or more occasions, redeem up to 35% of the aggregate principal amount of the senior subordinate reset notes with the net cash proceeds of one or more equity offerings at a redemption price of 100% of the principal amount plus a premium equal to the reset rate and accrued and unpaid interest, provided that the redemption occurs within 90 days of the date of the closing of such equity offering and at least 65% of the senior subordinated reset notes issued remain outstanding immediately after the occurrence of such redemption. Upon the occurrence of a change of control, as defined in the Indenture governing the senior subordinated reset notes, each holder of the senior subordinated reset notes will have the right to require us to repurchase such holder’s notes at an offer price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest and liquidated damages, if any, thereon to the date of purchase.

Our debt service requirements consist primarily of interest expense on the term loan portion of our new credit facility, the senior secured floating notes and the senior subordinated reset notes and on any future borrowings under the revolving credit portion of our credit facility. Our short-term cash requirements are expected to consist mainly of cash to fund our operations, interest payments on our debt and cash payments under various operating leases and debt repayments.

Although we do not have an extensive history of acquisitions, we may make acquisitions in the future. We expect to finance any future acquisitions using cash, capital stock, notes and/or assumption of indebtedness. However, the restrictions imposed on us by the agreements governing our debt outstanding at the time may affect this strategy. In addition, to fully implement our growth strategy and meet the resulting capital requirements, we may be required to request increases in amounts available under our revolving credit facility, enter into new credit facilities, issue new debt securities or raise additional capital through equity financing. We may not be able to obtain an increase in the amounts available under our credit facility, if requested, on satisfactory terms and we may not be able to successfully complete any future bank financing or other debt or equity financing on satisfactory terms, if at all. As a result, our ability to make future acquisitions is uncertain.

Based upon our current operations and historical results, we believe that our cash flow from operations, together with available cash and borrowings under our revolving credit facility, will be adequate to meet our anticipated requirements for working capital, capital expenditures, lease payments and scheduled interest payments for the next 12 months. To the extent additional funding is required, we expect to seek additional financing in the public or private debt or equity capital markets. We cannot be certain that we will be successful in obtaining additional financing, if needed, or that, if available, any additional financing will be on terms favorable to us. In addition, prior to the recapitalization, we were part of the GE group of companies and received financing from GE and its affiliates. Neither Francisco Partners nor GE is obligated to provide financing to us as GE and its affiliates have in the past. If we are unable to obtain the capital we require to implement our business strategy, or to obtain the capital we will require on acceptable terms or in a timely manner, we would attempt to take appropriate responsive actions to tailor our activities to our available financing, including revising our business strategy and future growth plans to accommodate the amount of financing available to us.

Contractual Obligations and Other Commitments

Our principal contractual obligations and commercial commitments include our existing senior term loan and revolving credit facility, the reset notes, the floating notes, operating leases and other commitments principally relating to multi-year software maintenance agreements. The following tables summarize these obligations at September 30, 2003 and its expected effect on our liquidity and cash flows in future periods.

		Payments due by Calendar Period

		2003	2006
		to	and	After
	Total	2005	2007	2007

Contractual Obligations:
Long-term debt	$410,000	$—	$70,000	$340,000
Operating leases	85,476	19,781	20,237	45,458
Other commitments	2,184	2,184	—	—

Total contractual cash obligations	$497,660	$21,965	$90,237	$385,458

Minority shareholders in one of our consolidated subsidiaries have rights, in certain circumstances, to require us to purchase some or all of their interests in this subsidiary at a specified price. Management estimates that this price generally equates to the fair market value of the holders’ interests and that the potential obligation as of September 30, 2003 was approximately $1.6 million in the aggregate.

Recent Accounting Pronouncements

See footnote 2 (c) to the unaudited condensed consolidated financial statements for a discussion of the impact of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk

We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in interest rates and foreign currency exchange rates that could impact our financial condition, results of operations and cash flows. Prior to the recapitalization, GE managed these types of risks on our behalf as part of its company-wide management of market risks. Since the recapitalization, we have managed our exposure to these and other market risks through regular operating and financing activities. We intend to use derivative financial instruments on a limited basis as additional risk management tools and not for speculative investment purposes.

Interest Rate Risk. We are exposed to interest rate risk as a result of our outstanding debt obligations. Our interest rate risk profile changed substantially as a result of changes in the nature and amount of our indebtedness incurred in connection with the recapitalization. We plan to manage this risk through the use of a combination of fixed and variable rate debt. We are also currently evaluating the use of derivative instruments to manage our interest rate risk in the future. As of September 30, 2003, $405.3 million of our debt bears interest at variable rates. The interest rate on our $235.0 million reset notes was to be reset on September 27, 2003 for the balance of their six-year term. We are currently in discussions with GECC, the holder of the reset notes, concerning the interest rate on the reset notes. The maximum rate to which the interest rate may be reset is 17%, with amounts above 15% payable in kind at our option. Because the interest rate on the reset notes will reset to a market rate, we believe that the carrying value of the reset notes will approximate fair value. A one-point change in the interest rates on our variable-rate long-term debt would affect interest expense by approximately $4.0 million on an annual basis. We believe the interest rates on our variable-rate long-term debt reflect market rates and, therefore, we believe the carrying value of our variable-rate long-term debt approximates fair value.

Foreign Currency Risk. We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to minimize our exposure to these risks through our normal operating activities and, where appropriate, through foreign currency forward contracts. For the three months ended September 30, 2003, approximately 39% of our total revenues were derived from customers outside of the United States, with approximately 37% of our total revenues denominated in currencies other than the United States dollar. For the nine months ended September 30, 2003 approximately 38% of our total revenues were derived from customers outside of the United States, with approximately 36% of our total revenue denominated in currencies other than the United States dollar. We estimate that revenue and expenses for the three months ended September 30, 2003 were higher by $3.7 million and $2.8 million, respectively, as compared to the three months ended September 30, 2002 as a result of changes in exchange rates. For the nine months ended September 30, 2003 revenue and expenses were higher by $10.5 million and $7.4 million, respectively, compared to the nine months ended September 30, 2002. At September 30, 2003 we had $34.6 million of working capital (current assets minus current liabilities) denominated in foreign currencies. At September 30, 2003, we had no outstanding foreign currency forward contracts. The following table shows the approximate split of these foreign currency exposures by principal currency:

		Foreign Currency Exposure
	at September 30, 2003

		UK	Canadian		Total
	Euro	Pound	Dollar	Other	Exposure

Revenues (nine months ended)	37%	38%	10%	15%	100%
Expenses (nine months ended)	45%	26%	5%	24%	100%
Working Capital	35%	21%	18%	26%	100%

A hypothetical 10% strengthening of the dollar during the first nine months of 2003 versus the foreign currencies in which we have exposure would have reduced revenue by approximately $8.9 million and reduced operating expenses by approximately $6.2 million, resulting in operating income of $2.7 million less than actually reported. Working capital at September 30, 2003 would have been approximately $3.1 million lower than actually reported if we had used this hypothetical stronger dollar. These numbers were estimated using the different hypothetical rate for the entire year and applying it evenly to all non United States dollar transactions.

Inflation. We believe that inflation has not had a material impact on our results of operations for the three and nine-month period ended September 30, 2003. However, we cannot assure you that future inflation would not have an adverse impact on our operating results and financial condition.

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934). Based on that evaluation, the Company’s management has concluded that its disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports it files or furnishes pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to the management of the Company as appropriate to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 6. Exhibits and Current Reports

A.	Exhibits

Exhibit Number	Description

31.1	Form of Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Form of Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certification

B.	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GXS CORPORATION

By:	/s/ John Soenksen

	Name:	John Soenksen
	Title:	Senior Vice President, Chief Financial Officer and Treasurer November 14, 2003

By:	/s/ John Duvall

	Name:	John Duvall
	Title:	Controller and Chief Accounting Officer November 14, 2003