Form 10-K
period 2003-12-31
GXS CORP
filed 2004-03-30
CIK 1235162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-106143

GXS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	35-2181508 (I.R.S. Employer Identification No.)

100 Edison Park Drive
Gaithersburg, MD 20878
(address of principal executive offices, including zip code)
(301) 340-4000(Registrant’ Telephone Number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [   ] No [X ]

     Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  [   ]

     Indicate by a check mark whether the registrant is an accelerated filer (as determined in Exchange Act Rule 12b-2). Yes [   ] No [X ]

As of March 30, 2004, the Registrant had 100 outstanding shares of common stock, significantly all of which was held by affiliates of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

None

The following annual report contains information about GXS Corporation. You should read this entire report, including the information set forth in the “Factors That Could Affect Future Results” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 14. In this report, “we,” “our” and “us” refers to GXS Corporation and its subsidiaries, unless the context otherwise requires.

While most of the information provided in this annual report is historical, some of the comments made are forward-looking statements. These statements are based on current expectations, estimates, forecasts and projections about the industry in which we operate, along with management’s beliefs and assumptions. They are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These statements are typically identified by words such as “believe,” “anticipate,” “expect,” “plan,” intend,” “estimate,” “may,” “will” and similar expressions. As you read and consider the information in this report, you should understand that these statements may differ materially from actual outcomes and results. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors that Could Affect Future Results – Special Note Regarding Forward-Looking Statements.”

Item 1. Business

Overview

We provide software-based products and services which enable businesses to electronically exchange documents and automate related processes. Our offerings are categorized into three lines of business: EDI Services, Other Business to Business Solutions, and Custom Messaging and Network Solutions. EDI Services are our principal offerings; they enable our customers to exchange business documents in an automated and secure environment. With our EDI offerings we typically provide value added services such as non-repudiation, document translation, enhanced security, format conversions and support various communication protocols. Other Business to Business Solutions includes our hosted applications and integration software; these solutions facilitate integration of internal information and collaboration between trading partners. Custom Messaging and Network Solutions primarily includes legacy offerings which include custom applications for individual customers. We have been a leading provider of these products and services, based upon transactions processed, for the past 20 years.

We process more than one billion transactions annually among more than 100,000 trading partners. For the year ended December 31, 2003, we generated revenues of $363.5 million; our EDI services contributed $238.4 million, or 65.6%, of those revenues. For the year ended December 31, 2003, we derived approximately 71.9% of our total revenues from recurring transaction processing fees generated by our EDI Services and Other Business to Business Solutions. We estimate that these transactions represent over $500 billion in goods and services exchanged. Our customers include over 60% of the Fortune 500 companies, including industry leaders such as FedEx, Procter & Gamble, Best Buy, JC Penney, Kodak, Albertson’s, and General Electric.

GXS Corporation was incorporated as a Delaware corporation in 2002 in connection with our recapitalization.

Recapitalization

In September 2002, we effected a recapitalization of our company, which resulted in the ownership by Francisco Partners L.P. and co-investors, through an indirect subsidiary, of 90%, and the ownership by

General Electric, through an indirect subsidiary, of 10%, of the capital stock of our parent company, GXS Holdings. As a result of this transaction, we are no longer an indirect wholly owned subsidiary of General Electric. We believe that our continued relationship with Francisco Partners will be beneficial to our business and do not expect our separation from General Electric to have any material impact on our operations or profitability. In conjunction with the recapitalization, we incurred debt consisting of borrowings under a $175.0 million senior credit facility and $235.0 million of senior subordinated notes. In addition, we established a $35.0 million revolving credit facility. In March 2003, we completed a refinancing of our senior credit facility whereby we entered into a new $30.0 million revolving credit facility, a $70.0 million term loan facility and issued $105.0 million of senior secured floating rate notes. The March 2003 refinancing activities are further described in the “Liquidity and Capital Resources” section of this report.

Our Industry

We operate in the transaction management infrastructure industry. Transaction management infrastructure describes the systems used for the communication of information related to the exchange of goods and services among trading partners. Trading partners include suppliers, customers, transportation carriers and financial institutions. Examples of commercial information and business transaction documents exchanged among trading partners include invoices, purchase orders, shipping notices and remittance information. Prior to advances in computer and communications technologies, transaction management infrastructure systems were primarily paper-based and information was transmitted via postal carriers or facsimile, as well as in person or by telephone.

Developments in communications and computer technologies offer trading partners the opportunity to communicate transaction-related information electronically with minimal human involvement. The opportunity to automate these interactions electronically is particularly attractive to groups of companies that regularly trade high volumes of goods and services with each other and therefore generate significant repetitive business transactions and related documents. For example, a large manufacturer may need to exchange hundreds or thousands of documents, such as purchase orders and advance ship notices, with its supplier base on a daily basis. Further, as companies move to just-in-time manufacturing and delivery models that require a large amount of information to be communicated and processed quickly and accurately, the ability to automate the exchange of transaction-related information becomes even more important. The disparate and frequently incompatible computing platforms, applications and communications protocols and document standards used by different trading partners, however, can often make the electronic communication of business documents challenging.

EDI originated in the 1980s as a solution to address these issues and permits the electronic exchange of documents across disparate computing platforms, applications and data and communications protocols. EDI has since become a cornerstone of transaction management infrastructure enabling the electronic, machine-to-machine communication of commercial information and business transaction documents among trading partners. EDI systems can offer trading partners a number of opportunities to improve operations and reduce costs by:

•	eliminating labor intensive, and often error-prone, manual activities;

•	reducing administrative workload, including reducing or eliminating paper work;

•	reducing inventory levels, thereby improving inventory turns and reducing working capital needs;

•	improving product time-to-market; and

•	improving customer service levels.

The basic components of EDI transactions are:

•	Document Generation. A trading partner (the sending partner) generates from its internal software applications the business data to be used to generate one or more business documents such as purchase orders, invoices, shipping notices, remittance advice and other related documents and messages.

•	Translation. A translation software program on the sending partner’s computer translates the data into one or more standard EDI documents. An EDI document is character-based and includes pieces of information encoded at pre-specified locations. Examples of encoded information include pricing information, product specification and shipping addresses. The EDI document also contains routing information, which is used to send, receive and audit documents. There are more than 350 basic EDI document types and more than 4,000 industry-specific documents.

•	Transmission. Each EDI document is transmitted electronically, typically through an intermediary service provider or directly to the computer of the intended receiving trading partner.

•	Access. The receiving trading partner is able to electronically access and download the EDI document.

•	Retranslation. A software program on the receiving trading partner’s computer translates the EDI document into the format required by the receiving trading partner’s internal applications. These applications in turn initiate internal business processes, such as fulfillment requests, which often generate additional EDI traffic with other trading partners or responses to the sending partner.

EDI services are commonly facilitated by a value added network, or VAN. The VAN is the EDI service provider’s communications and data processing infrastructure and enables the EDI service provider to send and receive documents between trading partners and offer additional critical services. These services typically include:

•	Network translation. A VAN can enable the translation of data into and out of EDI formats to be performed on the service provider’s network rather than on the customer’s computer systems.

•	Authentication. The VAN authenticates the identity of trading partners and verifies the authority of trading partners to interact with one another.

•	Security. Trading partners are often reluctant to expose their internal computer systems to outside partners. A VAN can act as a protective buffer between the computer systems of trading partners by consolidating interactions among trading partners, thereby minimizing and controlling the points of contact between the trading partners’ internal computer systems.

•	Non-repudiation and audit tracking. A VAN can provide neutral, third-party audit trail information to enable trading partners to settle disputes.

•	Storage and queuing. Trading partners are able to control when information enters and leaves a VAN. A VAN can facilitate this control by storing documents so that trading partners can decide when, and in what order, documents are accessed and downloaded from the VAN.

•	Transport. There are several commonly used data communications protocols. A VAN allows each trading partner to use the data communications protocol of its choice without affecting its ability to easily exchange information with trading partners who may be using different communications protocols.

By utilizing a VAN, EDI service providers take advantage of economies of scale to make these critical business services available on a cost-effective and resource-efficient basis to a large number of trading partners.

Adoption of EDI across communities of trading partners has generally followed a “hub and spoke"' model, with larger companies leading the initiatives:

•	Hubs. Companies in this category tend to be global, multi-divisional, decentralized organizations with complex computing environments and sophisticated enterprise applications software. These large companies often recommend or require that their trading partners implement EDI as the primary method of communicating commercial information and business documents. Often, these EDI initiatives coincide with a variety of extended enterprise and industry-specific initiatives to automate electronic trading of partner communications, including quick response, just-in-time manufacturing, vendor-managed inventory and efficient consumer response. Hub companies, as part of their EDI initiatives, will typically recommend a specific EDI service provider and software to their trading partners or require that their trading partners use a specific EDI service provider and software. Hub companies also typically rely on the EDI service provider to implement EDI with the hub’s trading partners, creating an opportunity for the EDI service provider to establish customer relationships with the hub companies’ trading partners. An example of a hub company would be a large apparel retailer that utilizes EDI to communicate with hundreds of apparel manufacturers.

•	Spokes. Companies in this category tend to be small to medium-size organizations that often seek to implement EDI in order to conduct business with one or more large trading partners. These customers generally do not have a significant investment in technology, sometimes as little as a personal computer with a dial-up connection. Spoke companies typically seek to implement EDI quickly with minimal effort and expense. An example of a spoke company would be a small consumer products manufacturer that is required to communicate through EDI by a retailer selling the manufacturer’s products. After implementing EDI at the request of a hub, some spokes become hubs by utilizing EDI to communicate with their community of trading partners.

Under our business model, a trading partner is a mailbox on our network infrastructure used to facilitate transactions with other mailboxes on our network or with mailboxes on other interconnected networks. One trading partner does not necessarily equal one customer, as a single customer may have multiple mailboxes. A trading community is a collection of trading partners communicating via their respective mailboxes around a sponsor account. A sponsor account is a client that has created a large number of relationships in which to trade electronic business information. For example, a sponsor account could be a large retailer that created a trading community of its suppliers as trading partners.

Customers

We serve a community of more than 100,000 trading partners in a broad range of industries, including manufacturing, retail, trade and transportation, telecommunications and utilities, and healthcare. This broad base ensures that we are not reliant on any individual customer or industry for a significant portion of our revenues. No one customer represented more than 10% of our revenues in 2002 and 2003. General Electric and its affiliates accounted for approximately 9.0% of our total revenues for 2003. We have operations in approximately twenty-five countries. A discussion of revenues derived from foreign operations is contained in Note 3 to our audited consolidated financial statements included in this report.

Our customers include over 60% of the Fortune 500 companies. Our top 50 customers, based on revenues for the year ended December 31, 2003, include industry leaders such as Agilent Technologies, Hewlett Packard, NEC, Cargill and FedEx.

Our Products and Services

Our EDI Services contribute the majority of our revenues. Revenue from EDI Services was 53.2%, 62.6% and 65.6% of our total revenue for the years ended December 31, 2001, 2002 and 2003, respectively. In addition to our EDI Services, we also offer Other Business to Business Solutions, including integration software and marketplace solutions, as well as Custom Messaging and Network Solutions. We also provide a variety of professional services, including migration services that assist our customers with upgrades to existing software, consulting services, implementation services and training.

EDI Services

Our EDI Services allow our customers to reduce costs and improve efficiency by enabling the electronic exchange of business documents among our customers’ computer systems and those of their trading partners. EDI supplements or replaces traditional document transport media, including postal, fax, telephone and email systems. As part of our EDI Services, we have a value added network, or VAN, which allows a trading partner to use the communications protocol of its choice and which we use to provide security, authentication, audit and other transaction processing services. Our VAN processes both traditional EDI documents and documents developed using newer technologies such as the extensible mark-up language, or XML. By using our EDI Services, our customers are able to reduce the costs associated with managing business and technology variables associated with the exchange of data among a large number of trading partners that use disparate applications and communications protocols. Our principal EDI Services are:

•	EDI*Express, Tradanet and Interchange Services, which are brand names for our primary EDI service. These services provide value added services such as security, authentication, audit tracking, data storage, and protocol independence.

•	EC Service Center, which enables our customers to outsource the management, execution and operation activities associated with EDI. EC Service Center enables our customers to minimize the investment in software, hardware and other resources necessary to automate their information-exchange processes through EDI.

•	Global Product Catalogue, which enables our customers to automate the distribution of and access to product information for their trading partners through an electronic catalogue. By including product information in this catalogue, such as product descriptions and specifications, a customer’s trading partners can download information from a central source without the customer having to provide and update information separately to each trading partner. Because the catalogue is accessible to numerous parties within an electronic trading community, transport, document selection, non-repudiation, audit trail and security are all dramatically simplified.

•	GXS Tradeweb, which enables spokes to manually input information into a Web browser for translation into an EDI document. This product is designed for spokes that have low transaction volumes and minimal internal computer systems, but that have access to the Internet, and allows them to create and view business documents online.

Revenues derived from our EDI Services are primarily generated through recurring transaction processing fees. For most transactions, we charge a transaction processing fee to both the sending and the receiving party. As is customary in the industry, our typical contract for EDI services is month-to-month, although we are moving towards longer contract terms. Our average monthly renewal rate for EDI customers was approximately 99.2% for the year ended December 31, 2003, and many of our larger customers, particularly customers of our EC Service Center, are committed to multi-year contracts.

Our EDI Services customers represent a wide cross-section of vertical markets and include industry leaders such as FedEx, Procter & Gamble, JC Penney, DaimlerChrysler, Cargill and Best Buy.

Other Business to Business Solutions

In addition to our EDI Services, we also offer Other Business to Business Solutions, including integration software and marketplace solutions. Our integration software enables customers to self-manage the exchange of information among disparate business systems and applications within and among enterprises by integrating internal applications, translating data to an EDI format and transporting that data through our VAN or directly to the receiving trading partner. Our integration software products include:

•	Enterprise System, which is software that is installed on a customer’s computer systems to enable access to business data that resides in those systems. Enterprise System extracts the data, translates the data into a standard EDI format and enables the secure transport of the data through our VAN or directly to the receiving trading partner. The product keeps a list of every trading partner, the documents to be used with each trading partner and an audit trail of all transaction activity. Application Integrator, which is described below, is typically licensed with Enterprise System.

•	Application Integrator, which is a software product designed to perform data transformation. Application Integrator enables our customers to keep track of the different documents each trading partner uses and the rules for converting internal data formats into and out of the standard data documents that can be transported over our VAN.

Our integration software products are licensed to our customers for perpetual use or for a fixed term. Our license agreements generally restrict the use of the underlying products to designated sites or computer processors. In connection with the licensing of our integration software products, we provide software maintenance services and typically charge between 15% and 20% of the license fee on an annual basis. Maintenance services allow customers to receive updated or enhanced versions of our software products as they become available and allow telephone or e-mail access to our technical support personnel. Most of our integration software customers are also users of our EDI Services and/or our Other Business to Business Solutions. Our integration software customers also represent a wide cross-section of vertical markets and include industry leaders such as FedEx, Verizon, Liz Clairborne, and Woolworths.

•	Our marketplace solutions help automate collaborative business processes that traditionally have been conducted manually. Customers of our marketplace solutions typically contract with us to provide private Web-based portals to facilitate interactions with existing or potential trading partners. Customers of our marketplace solutions include industry leaders such as Subway, 3M and General Electric.

Custom Messaging and Network Solutions

Our Custom Messaging and Network Solutions principally consist of applications and products developed for specific customers for use on our computing platforms and telecommunications network. For example, we created a customized application for cash management systems used by banks that runs on our proprietary Mark III® platform. The application was originally written in the 1980s and continues to be used today. In addition to these customized applications and products, our managed network solutions enable customers to outsource the management and operations of network communications. Our managed network solutions include telecommunications management, monitoring and problem resolution, as well as the provision and installation of modems, routers and software that enable us to manage the customer’s infrastructure remotely. We expect revenues from our Custom Messaging and Network Solutions to continue to decline as a percentage of our total revenues as we continue to emphasize our EDI Services and Other Business to Business Solutions. We currently have approximately 4,300 customers for our Custom Messaging and Network Solutions, many of which also use our other products and services. Some of these customers include DaimlerChrysler, Verizon and General Electric.

Marketing and Sales

We market our products and services through our global sales force. Our sales efforts are generally aimed at senior purchasing executives, chief information officers and other primary decision makers within a potential customer organization. Our global sales force is organized along three lines: industry, geography and major account coverage. Our direct sales teams concentrate on developing new hub customers within a particular industry and region, as well as increasing the utilization and penetration of existing trading communities. Our telephone sales professionals focus primarily on signing up new spoke customers around a particular hub customer. Our sales teams are supported by a team of technical sales and marketing support personnel who assist in the sales process as needed.

Our direct sales cycle for hubs typically takes approximately six to nine months from initial contact to contract signing. Approvals by decision makers from various branches of a potential customer’s organization are often required before a purchase can be completed. The sales cycle for telephone sales varies from several days to approximately three months. We believe the ability of our telephone sales team to address a large number of spokes in a short time period differentiates us in the hub sales process.

Our marketing activities are designed to enhance our brand name and the market awareness of our products through advertising, press releases and other media. We have product managers dedicated to each of our product lines who, together with our marketing communications group, focus on increasing awareness of specific products and services that we offer.

Customer Service

We view our relationships with customers as long-term partnerships in which customer satisfaction is crucial. For this reason, we apply an integrated approach to our sales, marketing and customer service functions. Through our customer relationships, we are able to achieve an in-depth understanding of a customer’s evolving transaction management infrastructure requirements and levels of service satisfaction. We believe that we provide superior customer service in terms of timely and accurate responsiveness. Based on these relationships, we are also able to pursue new revenue generating opportunities and provide product and service improvements for both new customers and customers previously overlooked or not adequately addressed.

We maintain a customer service center at our headquarters in Gaithersburg, Maryland and customer service centers and/or customer service representatives in various locations in Europe and Asia to support customers on a regional basis and to provide local technical support as necessary. Our customer service center in Gaithersburg also provides support to our other customer service centers and customer service representatives. Our customer service representatives, in the United States and elsewhere, include both call analysts, who are trained to identify and analyze customer problems, as well as skilled technical support teams trained to resolve complex technical problems.

Competition

We compete with numerous companies both nationally and internationally. Our competitors include large companies with substantially greater resources than us that compete in many market areas and small specialized companies that compete in a particular market niche. We also compete with the internal programming and information technology staffs of some major companies.

Our ability to compete successfully depends on multiple factors, both within and outside of our control. The principal factors are:

•	quality of service, including the reliability and quality of the products and services we offer;

•	technical functionality, including delivery of innovative solutions and our speed in developing and bringing to market the next generation of products and services;

•	price; and

•	customer service, including our responsiveness, availability and flexibility.

We believe that our solutions are generally competitive as to all of these factors.

Competition for our EDI Services and Other Business to Business Solutions ranges from large corporations to integration suites offered by software vendors and smaller technology consulting firms. We compete with paper-based communications, direct leased-line communications, fax-based solutions, public exchanges and other EDI service providers, such as IBM, Inovis, Sterling Commerce, QRS and other, smaller companies. We also compete with providers of products and services based on alternative technologies to EDI such as IBM, webMethods and Cyclone Commerce.

Our software products also compete with the products of Sterling Commerce, Inovis, Ascential Software, webMethods, SeeBeyond and Vitria.

Data Processing Infrastructure

We operate three data centers, located in Ohio, Hong Kong and The Netherlands. These data centers service customers on a regional basis and house our data processing infrastructure. Our computing infrastructure primarily operates on one of three systems: IBM z Series OS, UNIX or Mark III®. Mark III® is a legacy operating system we developed that runs on mainframe computers manufactured by Bull, S.A. We are in the process of migrating our EDI operations that currently run on Mark III® to other, more modern platforms, such as UNIX. We believe that our data processing infrastructure is sufficient to cost-effectively meet demand for the foreseeable future and to increase capacity as needed.

Our telecommunications infrastructure is a high-speed digital network that connects us to our customers and facilitates the transport of multiple protocols via private lines and the Internet. In the United States, our primary provider is AT&T with Equant serving as a backup provider. In Europe, Equant is our primary provider with AT&T serving as a secondary provider. We also engage additional providers in other jurisdictions, mainly in Asia. Our network providers provide us with diversity and enable us to further enhance the reliability and quality of our services for our customers.

In operating our data processing facilities, we have developed both capacity-planning and disaster recovery policies and practices. Our capacity planning operation monitors usage and trends and projects the capital resources needed to satisfy future needs. It performs this role for both our data processing and network communications infrastructure. We are party to disaster recovery agreements that provide alternative off-site computer systems for our UNIX, NT and IBM-based processing operations in the event of such a disaster. For our Mark III®-based processing operations, we have a separate disaster recovery site as well as contingency plans which provide for the shifting of our processing operations among different segments of our Ohio data center and our data center in The Netherlands, if necessary. We have also taken precautions to protect ourselves and our customers from events that could interrupt delivery of our transaction processing services. These precautions include, among others, backup power generation equipment, fire protection and physical security systems and an early warning detection and fire extinguishing system.

Product Development

Our product development cycle is driven by technological evolution of new standards for electronic exchange of information and compatibility with third-party software. To remain competitive, we are required to incorporate advances in technology and standards into our products continually. In addition, we must ensure that our solutions are able to function with the latest versions of the third-party software that may be used by some of our customers. We schedule development for all of our products and services on a six to twelve-month cycle from inception to rollout. We have dedicated product development teams for each major product line. However, a common development process, focused on the quality of our products and services, is deployed across all development efforts. Our process focuses on the reduction of defects, application reliability and on-time delivery. All new solutions are developed on the UNIX platform with development tools using Java and C++ programming languages. A separate, dedicated team of engineers focuses on the study and introduction of new transaction technologies such as XML, and new types of Internet communications protocols, such as SOAP and AS2.

In 2001, 2002 and 2003, we recorded expenditures of approximately $31.1 million, $15.2 million and $9.1 million, respectively, for research and development activities. In addition, we spent $33.3 million, $26.8 million and $19.5 million during 2001, 2002 and 2003 on the development of internal use software which we capitalized. Although most of our products are developed internally, from time to time we have in the past, and may in the future, acquire software from or invest in companies or businesses that offer products or services that are complementary to our offerings.

Recent Acquisitions

Celarix. On June 3, 2003, we acquired substantially all of the assets of Celarix, Inc. related to its logistics integration and visibility solutions business. We estimate the value of the preferred and common stock issued as consideration for the Celarix assets to be approximately $0.6 million and the value of the assumed liabilities to be approximately $1.3 million. The logistics integration and visibility solutions acquired from Celarix help organizations to connect to logistics trading partners and retrieve, use and share shipment status information throughout their supply chains.

HAHT Commerce. On February 13, 2004, our wholly owned subsidiary, Global eXchange Services, Inc. completed the acquisition of HAHT Commerce, Inc. Global eXchange Services acquired all of the capital stock of HAHT Commerce through a merger of a wholly owned subsidiary of Global eXchange Services into HAHT Commerce for consideration of $15.0 million in cash plus common and preferred shares of GXS Holdings, Inc. valued at approximately $15.0 million, subject to adjustment. HAHT Commerce is a provider of demand chain management applications that automate, integrate and optimize order management, product information management, channel management, business intelligence and customer services between manufacturers, their channel partners and business customers.

We intend to continue to selectively pursue acquisitions of companies with complementary products and technologies to enhance our ability to provide comprehensive solutions to our customers and to expand our business.

Alliances and Joint Ventures

Through our Global Alliance Program, we have established relationships with third-party software and consulting companies to more easily enable our customers to employ and utilize our transaction management infrastructure solutions. Our Global Alliance Program consists of two primary types of third-party vendors:

•	Software Partners. Our customers typically employ numerous software applications from third-party software vendors. We have established alliances with a number of industry-leading software providers to enable our solutions to be implemented more easily and to work more effectively with the software of these vendors.

•	Consulting Partners. We maintain close relationships with several major consulting firms worldwide to extend our implementation and delivery capabilities.

In addition to our Global Alliance Program, we have also partnered with various entities to form joint ventures outside of the United States to assist with the marketing and implementation of our products and services in a particular geographic region. For example, we have a joint venture with ABN AMRO Capital Investment Asia Limited to provide our products and local EDI Services in China.

Intellectual Property

To protect our intellectual property rights, we rely primarily on a combination of copyright, patent and trademark laws, trade secret protection and contractual provisions. We also routinely enter into nondisclosure and confidentiality agreements with our employees, contractors, consultants, vendors and customers to protect our proprietary rights. We have various rights to patents, trademarks, copyrights, trade secrets and other intellectual property directly related to and important to our business. We currently hold three United States Patents, including United States Patent No. 5,627,972 entitled “A system for selectively converting a plurality of source data structures without intermediary structure into a plurality of selected target structures.” The invention relates to a data interchange system and, more particularly, to a computer application that is adapted to communicate and translate data between various computer systems involving dissimilar data formats or structures. This patented technology is used in our Application Integrator software product. The invention covered by United States Patent No. 6,671,728, entitled “Abstract Initiator,” relates to a method for decoupling a transfer protocol from a central file transfer system. Finally, the invention contained in United States Patent No. 6,678,682, entitled “Method, System and Software for Enterprise Access Management Controls,” provides for a centralized access management service that allows multiple applications to define and register a standard access control schema. As part of our recent effort to expand our patent portfolio, we have filed 25 patent applications that improve upon our technology. In addition, as part of our acquisition of HAHT Commerce, in February 2004, we acquired three U.S. patent applications, which are not of material importance to our business and are being allowed to lapse. We hold registrations on trademarks and service marks on 23 separate marks that have been registered in a number of jurisdictions. All of these registered marks are related to legacy or discontinued products and services, and as such, are not of material importance to our business. We acquired as part of our acquisition of HAHT, 17 separate marks that have been registered in a number of jurisdictions, none of which are of material importance to our business. We also acquired the rights to one additional Canadian and two U.S. registered trademarks as part of our acquisition of the Celarix assets in June 2003, none of which are of material importance to our business. Our policy is to apply for patents with respect to our technology and seek trademark registration of our marks from time to time when management determines that it is competitively advantageous and cost effective to do so. We have also been granted licenses for a number of third-party software products for our own use and for remarketing to our customers. Further, we believe that our unpatented research, development and engineering skills also make an important contribution to our business. We do not believe that any one single patent, patent application or license is material to the success of our business as a whole. However, in the aggregate these patents applications and licenses are material to our business.

In connection with the recapitalization, General Electric assigned, licensed or sublicensed, as the case may be, to us all intellectual property rights owned by General Electric that were used by us to operate our business. We also entered into a separate agreement under which General Electric granted us a license to use the GE monogram trademark on a non-exclusive, royalty-free basis. This license terminates on September 27, 2004. Since we are not using the trademark covered by the license, we do not expect the termination of the license to have any effect on our business.

Employees

As of March 15, 2004, we had approximately 1,600 full-time employees worldwide, including approximately 1,000 technical personnel engaged in maintaining or developing our products or performing related services, approximately 275 marketing, sales and sales support personnel and approximately 225 administrative, finance and management personnel. We also have approximately 100 call analysts and customer service support technicians worldwide. To attract and retain desired personnel, we offer competitive compensation and benefits packages and strive to maintain excellent employee relations. None of our U.S. employees are represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

Available Information

GXS’s Web site address is www.gxs.com. Interested persons may obtain, free of charge, copies of filings (including GXS’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports) that GXS has made with the Securities and Exchange Commission (as soon as reasonably practicable after they are filed with, or furnished to, the Securities and Exchange Commission) by requesting a copy from GXS’s Senior Vice President, General Counsel and Secretary, Bruce E. Hunter.

Item 2. Properties

We lease approximately 342,000 square feet of office space for our corporate headquarters located in Gaithersburg, Maryland. This lease expires in April 2014. We have the option to renew this lease for an additional 10 years, through April 2024, followed by two five-year renewal options. General Electric has guaranteed all of our obligations under this lease. In connection with the recapitalization, Global

Acquisition Company is required to either replace General Electric as the guarantor or to indemnify General Electric for any obligations it may have under its guarantee; which we have done by providing a letter of credit for General Electric’s benefit, in the amount of $7.5 million. As of December 31, 2003, approximately 30% of the office space is vacant and available for sublease.

Our main data center is a 104,000 square-foot facility located in Cleveland, Ohio. We also operate a 54,000 square-foot data center in Amsterdam, The Netherlands, and a 12,000 square-foot data center in Hong Kong, China. Other than our Ohio data center, which we own, our data centers are leased. These leases expire at various times between 2007 and 2013.

In addition, as of December 31, 2003, we had nine sales offices in the United States and 13 sales offices in 10 foreign countries. We also maintain a customer service center at our headquarters in Gaithersburg, Maryland to support our customers in the Americas, and customer service centers and/or customer service representatives in various locations in Europe and Asia to support customers on a regional basis.

Item 3. Legal and Other Proceedings

Other than litigation and claims for which we have obtained an indemnity from General Electric, there are no material claims or litigation pending against us. In prior periods, we had a dispute with WorldCom Technologies, Inc. relating to its Telecommunications Network Services Agreement (TNSA). On July 21, 2002, WorldCom and 200 of its subsidiaries filed for Chapter 11 Bankruptcy protection with the United States Bankruptcy Court for the Southern District of New York (Chapter 11 Case No. 02-13533). Pursuant to the Recapitalization Agreement, General Electric had agreed to indemnify us against losses, damages, costs, expenses, liabilities, and obligations resulting from this matter. We entered into a settlement agreement with WorldCom and General Electric dated September 29, 2003 that resolved all claims pertaining to us and WorldCom through December 31, 2002 and established pricing that applied for WorldCom services provided to us in 2003. The settlement agreement was approved in accordance with WorldCom’s bankruptcy proceeding and became effective on December 16, 2003. We also entered into a separate settlement agreement with General Electric. The settlement agreements did not have a material impact on our consolidated financial statements.

We are and may from time to time in the future become subject to certain legal proceedings and claims which arise in the normal course of our business. These routine litigation matters are usually settled or defended, depending on the circumstances of each claim. While any legal proceeding has elements of uncertainty, we do not believe, based on historical experience, that the amount of any liability incurred in connection with these types of claims would have a material effect on our financial condition or on the results of our operations.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Not applicable.

Item 6. Selected Consolidated Financial Data

The following table presents our selected historical consolidated financial information. The historical consolidated financial information as of December 31, 2002 and 2003 and for each of the fiscal years ended December 31, 2001, 2002 and 2003 has been derived from, and should be read together with, our audited consolidated financial statements and the accompanying notes included elsewhere in this annual report. The selected financial data as of December 31, 2000 and 2001 and for the year ended December 31, 2001 have been derived from our audited consolidated financial statements, not included in this annual report. The selected financial data set forth below as of December 31, 1999 has been derived from our unaudited consolidated financial statements not included in this annual report. The financial data set forth below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	1999	2000	2001	2002	2003
Operating Data:
Revenues	$663,934	$565,655	$464,179	$409,454	$363,469
Costs and operating expenses:
Cost of revenues	376,974	342,314	292,654	245,307	205,959
Sales and marketing	142,548	129,122	119,448	73,331	73,611
General and administrative	54,879	52,907	45,295	41,176	39,919
Gains on sales of assets	—	—	(8,576)	—	(700)
Restructuring and related charges	—	—	9,421	18,406	26,671
Asset impairment charges	—	—	4,287	5,425	6,500
Corporate charge from General Electric	11,321	11,249	12,940	7,331	—

Operating income (loss)	78,212	30,063	(11,290)	18,478	11,509
Other income (expense):
Gain on disposition of business	—	50,745	—	—	—
Gains on sales of investments	12,373	36,612	144,638	—	—
Proportionate share of losses in investee companies and investment write-downs	(7,906)	(18,759)	(23,417)	(4,668)	(679)
Fees related to the recapitalization	—	—	—	(30,085)	—
Write-off of deferred financing costs	—	—	—	—	(5,548)
Interest income	613	10,726	6,570	1,285	750
Interest expense	(1,517)	(12,007)	(5,334)	(14,526)	(50,967)
Other income (expense), net	3,823	13,232	6,705	(83)	1,248

Income (loss) before income taxes	85,598	110,612	117,872	(29,599)	(43,687)
Provision for income taxes	30,868	42,793	49,278	9,858	259,590

Net income (loss)	$54,730	$67,819	$68,594	$(39,457)	$(303,277)

	Year Ended December 31,
	1999	2000	2001	2002	2003
Other Financial Data
Depreciation and amortization	$31,619	$33,451	$41,943	$47,768	$47,346
Capital expenditures	50,469	83,037	73,159	37,815	29,395
Balance Sheet Data (at end of period):
Total assets	314,709	531,952	327,309	572,677	291,436
Total debt	4,200	6,474	43,922	409,562	405,520
Stockholder’s equity (deficit)	170,315	316,103	127,494	57,996	(224,735)
Financial Ratio (at end of period):
Ratio of earnings to fixed charge(1)	4.27x	5.25x	8.67x	—	—

(1) Earnings used in computing the ratio of earnings to fixed charges consist of income before income taxes plus fixed charges. Fixed charges consist of interest on indebtedness, amortization of debt issue costs and that portion of lease expense representative of interest expense. Earnings were insufficient to cover fixed charges for the years ended December 31, 2002 and 2003 by $25.5 million and $43.5 million, respectively. Results for the year ended December 31, 2002 include $30.1 million of non-recurring fees related to the recapitalization and depreciation and amortization of $47.8 million. Results for the year ended December 31, 2003 included depreciation and amortization of $47.3 million.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the accompanying notes, which are included elsewhere in this document.

The following discussion and analysis may contain forward-looking statements, which reflect the expectations, beliefs, plans and objectives of management about future financial performance and/or assumptions underlying our judgments concerning matters discussed below. These statements, accordingly, involve estimates, assumptions, judgments and uncertainties. In particular, this pertains to management’s comments on financial resources, capital spending and the outlook for our business. Actual results or outcomes may differ materially from those in such forward-looking statements. See “– Factors That Could Affect Future Results – Special Note Regarding Forward-Looking Statements.”

Overview

We provide software-based products and services which enable businesses to electronically exchange documents and automate related processes. Our offerings are categorized into three lines of business: EDI Services, Other Business to Business Solutions, and Custom Messaging and Network Solutions. EDI Services are our principal offerings; they enable our customers to exchange business documents in an automated and secure environment. With our EDI offerings we typically provide value added services such as non-repudiation, document translation, enhanced security, format conversions and support various communication protocols. Other Business to Business Solutions includes our hosted applications and integration software; these solutions facilitate integration of internal information and collaboration between trading partners. Custom Messaging and Network Solutions primarily includes legacy offerings which include custom applications for individual customers. We have been a leading provider of these products and services, based upon transactions processed, for the past 20 years.

We process more than one billion transactions annually among more than 100,000 trading partners. For the year ended December 31, 2003, we generated revenues of $363.5 million; our EDI Services contributed $238.4 million, or 65.6%, of those revenues. For the year ended December 31, 2003, we derived approximately 71.9% of our total revenues from recurring transaction processing fees generated by our EDI Services and Other Business to Business Solutions. We estimate that these transactions represent over $500 billion in goods and services exchanged. Our customers include over 60% of the Fortune 500 companies, including industry leaders such as FedEx, Procter & Gamble, Best Buy, JC Penney, Kodak, Albertson’s, and General Electric.

In general, we derive our revenue from:

•	recurring transaction processing fees;

•	software licensing;

•	software maintenance; and

•	provision of professional services in connection with our products.

In 2001, 2002 and 2003, we derived approximately 63.5%, 68.2% and 71.9% of our revenues from recurring transaction processing fees generated by our EDI Services and Other Business to Business Solutions. For most transactions, we charge a transaction-processing fee to both the sending and the receiving party. Because the transactions we process, such as the exchange of invoices and purchase orders, are routine and essential to the day-to-day operations of our customers, the revenues generated from these fees tend to be highly recurring in nature. While many of our larger customers are committed to multi-year contracts, our typical contract for EDI services automatically renews every month. However, we are moving towards longer term contracts. Transaction processing revenues are recognized on a per transaction basis in the period the related transaction is processed. Revenues on contracts with monthly or quarterly minimum transaction levels are recognized based on the greater of actual transactions processed or the specified contract minimums.

We also license our software either for perpetual use or for a fixed term. Licensing revenues are generally recognized when the license agreement is signed, the license fee is fixed and determinable, delivery has occurred and collection is probable. In connection with the licensing of our software products, we provide software maintenance services that also generate recurring revenues. We typically charge between 15% and 20% of the initial license fee on an annual basis for these maintenance services. We recognize software maintenance revenues over the life of the related maintenance contracts, which is typically one year. We currently have more than 4,800 software maintenance contracts. In 2001, 2002 and 2003, we derived approximately $14.4 million, $12.9 million and $12.6 million in revenues from fees relating to these contracts.

We provide professional services in connection with our entire range of products and services. These services are typically provided under time and material contracts and revenue is recognized as the related services are provided.

Most of our costs are relatively fixed and primarily consist of salary compensation and related benefits, as well as expenses for infrastructure equipment, such as hardware and software, and costs associated with the procurement of our telecommunications network.

Recent Trends and Cost-Reduction Initiatives

A number of major trends over the past several years have caused us to re-evaluate our strategic focus, our mix of products and services and our corporate cost structure. For most of the 1990’s, we focused on providing customized information technology solutions to our customers, while also providing standard EDI Services and a variety of other business to business solutions. In 2000, 32.4% of our revenues were generated by our Custom Messaging and Network Solutions, 39.3% were generated by EDI Services and 28.3% were generated by Other Business to Business Solutions.

Along with general economic conditions, the proliferation of the Internet and other technological advances in computing and telecommunications continues to transform the transaction management industry. Our business has been impacted in several ways including a decline in revenue in each of our three categories of products and services. Our Custom Messaging and Network Solutions declined rapidly as customers moved to less customized, open systems based solutions. This decline was exacerbated by the loss of a key customer and migration by some of our customers to more standardized year 2000 compliant systems during this time period. From 2000 to 2003, revenues from our Custom Messaging and Network Solutions declined from $183.7 million to $62.6 million.

From 2000 to 2002, revenues generated by our EDI Services grew from $222.0 million to $256.1 million as more companies implemented our systems to enhance their productivity. In 2003, revenue from EDI Services declined to $238.4 million. Revenue generated by our Other Business to Business Solutions, which are largely driven by discretionary corporate information technology spending, peaked in 2000, at $159.9 million, or 28.3% of our total revenues and declined to $62.5 million, approximately 17.2% of our total revenues, in 2003.

During 2000 in response to the expected rapid growth in demand for EDI Services and Other Business to Business Solutions, such as our online marketplaces, we added substantial resources and personnel, significantly increasing our cost structure. As the economy began to slow and the growth we expected for our EDI Services and Other Business to Business Solutions did not materialize, our expanded cost structure had a significant impact on our profitability.

We responded to the weakening general economic conditions and corresponding effect on demand for our products and services, by:

•	reducing our cost structure through the removal of excess capacity in our sales force, our professional services organization and our computing and network infrastructure;

•	cancelling and consolidating various marketing and development programs related to products and services that were not generating sufficient revenues to support the continued investment; and

•	reducing back-office personnel.

Throughout 2002, the general economic weakness continued, resulting in slower growth in our EDI Services than experienced in prior years as well as continued declines in demand for our Other Business to Business Solutions. Custom Messaging and Network Solutions also continued to decline, although at a slower pace than in previous years. In addition, continued general economic weakness during early 2003, as well as competitive price dynamics throughout 2003 resulted in a decline in EDI Services in 2003. We expect that the competitive pricing dynamics we are seeing across the industry will continue to put pressure on the revenue of the EDI Services business. During the fourth quarter of 2003, we entered into a restructuring plan to terminate approximately 80 employees and ceased to use approximately 30% of our Gaithersburg facility, which we intend to sublease. We continue to focus on maintaining a cost structure that is appropriate for our existing revenue base and revenue expectations.

Recapitalization

In September 2002, we effected a recapitalization of our company, which resulted in the ownership by Francisco Partners L.P. and co-investors, through an indirect subsidiary, of 90%, and the ownership by General Electric, through an indirect subsidiary, of 10%, of the capital stock of our parent company, GXS Holdings. As a result of this transaction, we are no longer an indirect wholly owned subsidiary of General Electric. We believe that our continued relationship with Francisco Partners L.P. will be beneficial to our business and do not expect our separation from General Electric to have any material impact on our operations or profitability. In conjunction with the recapitalization, we incurred debt consisting of borrowings under a $175.0 million senior credit facility and $235.0 million of senior subordinated reset notes. In addition, we established a $35.0 million revolving credit facility. In March 2003, we completed a refinancing of our senior credit facility whereby we entered into a new $30.0 million revolving credit facility, a $70.0 million term loan facility and issued $105.0 million of senior secured floating rate notes. The March 2003 refinancing activities are further described in the “Liquidity and Capital Resources” section of this report.

The Company has made two recent acquisitions, see “Business - Recent Acquisitions”.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States. Some accounting policies require us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and the accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any differences may be material to the financial statements. A description of all of our significant accounting policies used is described in Note 2 to our audited consolidated financial statements, included herein. Some of these policies involve a higher degree of judgment and complexity in their application and represent the critical accounting policies used in the preparation of our financial statements. These critical accounting policies, in management’s judgment, are those described below. If different assumptions or conditions were to prevail or if our estimates and assumptions prove to be incorrect, actual results could be materially different from those reported.

Revenue Recognition. Most of our revenue is recognized in the month in which service is performed, but in many cases, our recognition of revenue from the licensing of our software products requires judgment. When our software requires significant customization and modification, we estimate the total cost of the contract and recognize revenue based on actual costs incurred in relation to the total estimated cost. If we made different judgments or utilized different estimates of the total amount of work we expect to be required to customize or modify the software, the timing of our revenue recognition and our margins from period to period may have differed materially from that reported. In situations where we host software, we estimate the feasibility of the customer either running the software on its own systems or contracting with another party to host the software. If neither is feasible, license revenue is recognized over the term of the hosting contract. If either is feasible, license revenue is recognized when the software is delivered, and hosting revenue is recognized over the life of the hosting contract. If our assessment of this feasibility, including any penalties under the customer contracts, were different, the timing of our revenue recognition could differ materially.

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

Valuation of Accounts Receivable. We must make estimates of potential sales returns, allowances and bad debts in valuing our accounts receivable. We analyze historical returns, current economic trends and changes in customer demand and acceptance of our products and services when evaluating the adequacy of the provision for sales returns and allowances. We analyze historical bad debts, customer concentrations, customer credit-worthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. However, if the financial condition of our customers were to deteriorate, their ability to make required payments may become impaired, and increases in these allowances may be required. As of December 31, 2002 and 2003, we had allowances for doubtful accounts and sales allowances of $9.6 million and $11.3 million, respectively.

Capitalization of Software. We capitalize software development costs in accordance with AICPA Statement Of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. We begin to capitalize costs for software to be used internally when we enter the application development stage. This occurs when we have completed the preliminary project stage, our management authorizes and commits to funding the project and we believe it is feasible that the project will be completed and the software will perform the intended function. We stop capitalizing costs related to a software project when we believe we have entered the post implementation and operation stage. We capitalized approximately $26.9 million in software development costs during 2002 and $19.5 million during 2003. If we were to make different determinations with respect to the state of development that a software project had achieved, then the amount we capitalize and the amount we charge to expense for that project could differ materially.

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

We begin to amortize capitalized costs with respect to development projects for software for internal use when the software is ready for use. We generally amortize the capitalized software development costs using the straight-line method over a five-year period. In determining and reassessing the estimated useful life over which the cost incurred for the software should be amortized, we consider the effects of obsolescence, technology, competition and other economic factors. Amortization expense related to software for internal use was $18.4 million during 2002 and $17.2 million during 2003. If we were to make different determinations with respect to the estimated useful lives of the software, then the amount of amortization we charge in a particular period could differ materially.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed we expense as incurred costs associated with software developed for license to customers because we apply the working model method and, as such, the costs incurred from the date of working model to commercial release to customers have not been material.

Valuation of Long-lived Assets. Long-lived assets, which consist primarily of property and equipment, including capitalized costs for software developed for internal use, and goodwill totaled $168.4 million as of December 31, 2002 and $145.8 million as of December 31, 2003. We periodically evaluate the estimated useful life of property and equipment and, when appropriate, adjust the useful life thereby increasing or decreasing the depreciation expense recorded in the current and in future reporting periods. We also assess the impairment of long-lived assets on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to historical or projected future operating results;

•	significant changes in technology or in the manner of our use of the assets or the strategy for our overall business; and

•	significant negative industry or economic trends.

When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our business. This process is inherently subjective, as it requires management to make estimates and assumptions about future cash flows. During the year ended December 31, 2003, the Company recorded an impairment charge of $6.5 million related to certain internally developed software for which management has estimated that future cash flows were less than the carrying value of the software. During the year ended December 31, 2002, the Company recorded an impairment charge of $5.4 million primarily related to certain software under development for which the plans to deploy were curtailed.

Deferred Tax Assets. As of December 31, 2002 and 2003, we had net deferred tax assets of approximately $265.2 million and $4.8 million, respectively. In connection with the recapitalization, we made a tax election in the United States that allowed us to revalue our assets and liabilities for U.S. federal income taxes purposes. We have estimated the tax benefit of this revaluation to be approximately $242.0 million. We consider the scheduled reversal of deferred tax liabilities, projected future income and tax planning strategies in assessing the realizability of deferred tax assets. Management believes the Company will achieve profitable operations in future years that will enable the Company to recover the benefit of its deferred tax asset. However, the Company presently does not have sufficient objective evidence to support management’s belief and, accordingly, has established a full valuation allowance in the current year for its U.S. and selected foreign net deferred tax assets as required by generally accepted accounting principles. Recording this valuation allowance does not impact the Company’s ability to realize the benefit of this asset.

Contingencies. We periodically record the estimated impacts of various conditions, situations or circumstances involving uncertain outcomes. These events are called contingencies and our accounting for these events is prescribed by SFAS No. 5, Accounting for Contingencies. SFAS No. 5 defines a contingency as “an existing condition, situation, or set of circumstances involving uncertainty as to possible gain or loss to an enterprise that will ultimately be resolved when one or more future events occur or fail to occur.” Contingent losses must be accrued if:

•	information is available that indicates it is probable that the loss has been incurred, given the likelihood of the uncertain future events; and

•	that the amount of the loss can be reasonably estimated.

The accrual of a contingency involves considerable judgment on the part of management. Legal proceedings have elements of uncertainty, and in order to determine the amount of reserves required, if any, we assess the likelihood of any adverse judgments or outcomes to pending and threatened legal matters, as well as potential ranges of probable losses. We use internal expertise and outside experts, as necessary, to help estimate the probability that a loss has been incurred and the amount or range of the loss. A determination of the amount of reserves required for these contingencies is made after analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy. In the event that we incur a loss in the future with respect to a contingency for which General Electric has indemnified us, the resulting loss will be recorded in our net income for that period along with a corresponding capital contribution from General Electric.

Results of Operations

A summary of our revenue by line of business follows:

	Year Ended December 31,
	2001		2002		2003
	(in thousands of dollars)
	$	%	$	%	$	%
Revenues:
EDI Services	246,991	53.2%	256,108	62.6%	238,410	65.6%
Other Business to Business Solutions	135,385	29.2%	88,537	21.6%	62,465	17.2%
Custom Messaging and Network Solutions	81,803	17.6%	64,809	15.8%	62,594	17.2%

Total revenues	464,179	100.0%	409,454	100.0%	363,469	100.0%

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenues. Revenues decreased by $46.0 million, or 11.2%, to $363.5 million for the year ended December 31, 2003 from $409.5 million for the year ended December 31, 2002.

EDI Services. Revenues from EDI Services decreased by $17.7 million, or 6.9%, to $238.4 million for the year ended December 31, 2003 from $256.1 for the year ended December 31, 2002. The decrease in EDI Services revenue was comprised of a $30.0 million revenue decline in the Americas resulting from lower EDI*Express volume and pricing and, a decline in professional services revenue of $4.7 million due to the conclusion of a significant project in 2002, offset by increases in revenue resulting from the favorable impact of foreign currency exchange of $9.9 million, Celarix revenue of $1.5 million, customer surcharges of $3.0 million and core revenue growth in Europe of $3.4 million. The impact on revenues of mailbox cancellations during the year ended December 31, 2003 was somewhat offset by price increases implemented in the fourth quarter of 2002.

Key factors contributing to the lower EDI*Express volume include cyclical economic pressure on our clients, volume impact of two clients, Kmart Corporation, who filed for bankruptcy during the first quarter of 2002 and Fleming Cos. Inc, who filed for bankruptcy during the second quarter of 2003 and a significant client whose volumes with us were negatively impacted by the consolidation of ordering activity from individual stores to regional distribution centers.

Other Business to Business Solutions. Revenues from Other Business to Business Solutions decreased by $26.0 million, or 29.4%, to $62.5 million for the year ended December 31, 2003 from $88.5 million for the year ended December 31, 2002. The $26.0 million revenue decrease is primarily driven by the termination of three customer contracts in 2002 offset by a favorable impact of foreign currency exchange of $1.0 million. We expect this segment to increase in 2004 as a result of our acquisition of HAHT Commerce.

Custom Messaging and Network Solutions. Revenues from Custom Messaging and Network Solutions decreased $2.2 million, or 3.4%, to $62.6 million for the year ended December 31, 2003 from $64.8 million for the year ended December 31, 2002. The decrease in revenue is in line with expectations as customers continue to migrate away from legacy applications to open systems based solutions. Decreased business volume was offset by a favorable impact of foreign currency exchange of $2.8 million.

On a percentage of revenue basis, for the year ended December 31, 2002 compared to the year ended December 31, 2003, EDI Services increased from 62.6% to 65.6%, Other Business to Business Solutions decreased from 21.6% to 17.2% and Custom Messaging and Network Solutions increased from 15.8% to 17.2%.

Cost of revenues. Cost of revenues decreased by $39.3 million, or 16.0%, to $206.0 million for the year ended December 31, 2003 from $245.3 million for the year ended December 31, 2002. The decrease in cost of revenues is driven by the impact of restructuring actions taken during 2002 as well as actions taken in 2003 to align our cost structure with our revenue. As demand for our Other Business to Business Solutions and Custom Messaging and Network Solutions slowed, we curtailed a number of product development programs. The impact of the actions contributed to a decline of $23.9 million in network equipment expense and a $21.8 million decline in compensation, contractors and related expenses for the year ended December 31, 2003.

Sales and marketing. Sales and marketing expense increased by $0.3 million, or 0.4%, to $73.6 million for the year ended December 31, 2003 from $73.3 million for the year ended December 31, 2002. The year over year increase is primarily due to expenses related to the upgrade of our sales force, offset by the consolidation of marketing and development programs and our efforts to reduce our cost structure by reorganizing our sales force more broadly across all product lines and closing various sales offices. These actions resulted in an increase of $3.6 million in compensation, contractors and related costs, and a decrease of $3.1 million related to the closing and consolidation of various facilities. The increase in compensation cost will recur in 2004.

General and administrative. General and administrative expenses decreased by $1.3 million, or 3.2%, to $39.9 million for the year ended December 31, 2003 from $41.2 million for the year ended December 31, 2002. The decrease for the year ended December 31, 2003 was primarily driven by a decrease in compensation and benefits as a result of actions taken to align our cost structure with our revenue.

Our reduction in operating costs were somewhat mitigated by the weakening dollar which caused cost of revenues, sales and marketing and general and administrative expenses to be approximately $10.0 million higher in 2003 compared to 2002.

Restructuring and related charges. Restructuring and related charges increased by $8.3 million, or 45.1%, to $26.7 million for the year ended December 31, 2003 from $18.4 million for the year ended December 31, 2002. The 2003 charges related to facility and equipment lease buy-outs, facility exit costs including a restoration obligation, and severance for approximately 80 personnel primarily in our factory, engineering, and services organizations. The 2002 activities resulted in the termination of approximately 300 people resulting in a restructuring and related charge of $18.4 million, principally related to severance and related termination costs, costs associated with the closings of sales, services and engineering facilities and buy-out of certain equipment operating leases. A portion of these costs were reimbursed by General

Electric as part of the September 2002 recapitalization agreement. The reimbursements are reflected as contributions to additional paid-in capital.

Asset impairment charges. For the year ended December 31, 2003, we recorded an impairment charge of $6.5 million related to internally developed software providing specific customer functionality. Future cash flows were estimated by management to be less than the current net book value of the software and, as a result, an impairment charge was recorded. For the year ended December 31, 2002, we recorded an impairment charge of $5.4 million primarily related to certain software under development for which the plans to deploy were curtailed.

Corporate charges from General Electric. The corporate charges from General Electric were $7.3 million for the year ended December 31, 2002. Each year, General Electric charged us a fixed percentage of our budgeted total costs for that year as a corporate charge, which covered various centralized services that General Electric provided to us as needed, such as compensation and benefit plan design, tax planning, marketing support, treasury, auditing, public company reporting and various other corporate expenses. Following the recapitalization, we no longer pay a corporate charge to General Electric. As a stand-alone entity, the replacement costs of these General Electric services are now recognized in the respective functions where incurred.

Proportionate share of losses in investee companies and investment write-downs. During year ended December 31, 2003, we recorded our proportionate share of the losses of our equity method investments of $0.7 million. During the year ended December 31, 2002, we recognized losses on our various cost and equity method investments of $4.7 million. Of this amount $1.3 million related to our proportionate share of losses of one equity method investment and $3.4 million related to write-down of several cost method investments where we determined the decline in value was other than temporary. As of December 31, 2003 and 2002, we held four cost method investments and one equity method investment where the carrying value of the investment had not been completely written-off.

Write-off of deferred financing costs. Deferred financing costs of $5.5 million were written off during the year ended December 31, 2003. The write-off was related to the refinancing of our original senior term loan.

Interest expense. Interest expense of $51.0 million for the year ended December 31, 2003, and $14.5 million for the year ended December 31, 2002, was primarily driven by interest on our long-term debt issued in connection with the recapitalization.

Provision for income taxes. Income tax expense was $259.6 million for the year ended December 31, 2003 compared to $9.9 million for the year ended December 31, 2002. Our income tax provision for 2003 includes the impact of a $273.4 million valuation allowance against the net U.S. deferred tax assets. Our income tax provision for 2002 includes $8.3 million of income taxes we incurred upon the repatriation of foreign earnings, which previously had not been taxable in the United States, and a $0.9 million charge to reflect changes in our net deferred tax assets resulting from the change in control effected by the recapitalization. Our tax rates for both periods differed from the federal statutory rate of 35% principally as result of state income taxes, the effect of losses in foreign jurisdictions for which no income tax benefits have been recognized and valuation allowances recorded on deferred tax assets.

Net income (loss). Net loss increased by $263.8 million to a net loss of $303.3 million for the year ended December 31, 2003 compared to a net loss of $39.5 million for the year ended December 31, 2002. The increase of $263.8 million was primarily driven by a valuation allowance of $273.4 million recorded against the net U.S. deferred tax assets during the quarter ended December 31, 2003.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenues. Revenues decreased by $54.7 million or 11.8%, to $409.5 million for the year ended December 31, 2002 from $464.2 million for the year ended December 31, 2001 primarily as a result of a $46.8 million, or 34.6%, decline in revenues from our Other Business to Business Solutions and a $17.0 million, or 20.8%, decline in revenues from our Custom Messaging and Network Solutions. The decline in revenues from our Other Business to Business Solutions is attributable primarily to a $16.7 million decline in revenues from professional services and a $12.1 million decline in revenues from network-based services due, in part, to unfavorable economic conditions and reduced capital spending by our customers. Revenues from our Custom Messaging and Network Solutions declined as a percentage of our total revenues from 17.6% to 15.8% year over year.

The decline in total revenues from our Custom Messaging and Network Solutions and Other Business to Business Solutions was partially offset by an increase in revenues from our EDI Services of $9.1 million, or 3.7%, to $256.1 million for the year ended December 31, 2002 from $247.0 million for the year ended December 31, 2001 principally as a result of an increase in the volume of transactions we processed as a result of adding new customers and an increase in activity among existing customers. Revenues from EDI Services also increased as a percentage of total revenues from 53.2% to 62.6% year over year.

Cost of revenues. Cost of revenues decreased by $47.4 million, or 16.2%, to $245.3 million for the year ended December 31, 2002 from $292.7 million for the year ended December 31, 2001 primarily as a result of our cost reduction initiatives over the preceding year. The decline in costs was principally related to a $27.8 million decline in compensation and related costs, a $13.9 million decline in direct materials costs, which are costs directly associated with products and services procured for specific customers such as dedicated network circuits and professional consultants and generally vary with our level of revenues, and a $6.1 million decline in telecommunications and facility costs partially offset by a $4.3 increase in network equipment costs. As demand for our Other Business to Business Solutions and Custom Messaging and Network Solutions slowed, we reduced headcount and curtailed a number of product development programs.

Sales and marketing. Sales and marketing expenses decreased by $46.1 million, or 38.6%, to $73.3 million for the year ended December 31, 2002 from $119.4 million for the year ended December 31, 2001 primarily as a result of the global reorganization of our sales force and the consolidation of our marketing and development programs. Prior to the reorganization, our sales force was organized both on a regional basis and by product or service. As part of our efforts to reduce our cost structure we reorganized our sales force more broadly across all product lines, reduced headcount and closed various sales offices, which resulted in a decrease of $32.3 million in compensation, contractors and related costs and a decrease of $0.5 million related to the closing and consolidation of various facilities. In addition to the cost savings from the reorganization, we reduced advertising and sales promotions by $4.0 million and all other costs including bad debts by $9.3 million across all sales regions.

General and administrative. General and administrative expenses decreased by $4.1 million, or 9.1%, to $41.2 million for the year ended December 31, 2002 from $45.3 million for the year ended December 31, 2001 as a result of our initiative to reduce back-office operations. This decrease was primarily attributable to a decrease in compensation, contractors and related costs as a result of fewer administrative and headquarters personnel.

Gains on sales of assets. In 2001, we sold internally developed software and other assets for approximately $11.2 million in two transactions. We recognized a total gain of $8.6 million in 2001 on the sales.

Restructuring and related charges. Restructuring and related charges increased by $9.0 million, or 95.4%, to $18.4 million for the year ended December 31, 2002 from $9.4 million for the year ended December 31, 2001 driven primarily by actions taken in response to lower than expected market demand for our EDI Services and Other Business to Business Solutions. The restructuring plan resulted in the termination of approximately 257 employees in 2002 and resulted in restructuring expenses of approximately $18.4 million during the year ended December 31, 2002. These expenses consisted primarily of $11.0 million of severance and related termination costs and $7.4 million of costs associated with the closings of sales, services and engineering facilities and buy-out of under-utilized equipment leases. Of these amounts, approximately $2.9 million were non-cash charges. For the year ended December 31, 2001, we incurred restructuring expenses of approximately $9.4 million primarily for severance and related termination costs associated with headcount reductions mainly in the U.S., all of which were cash expenditures.

Asset impairment charges. For the year ended December 31, 2002, we recorded an impairment charge of $5.4 million primarily related to certain software under development for which the plans to deploy were curtailed. For the year ended December 31, 2001, we recorded a goodwill impairment charge of $4.3 million related to the abandonment of certain Irish operations.

Corporate charge from General Electric. The corporate charge from General Electric decreased by $5.6 million, or 43.3%, to $7.3 million for the year ended December 31, 2002 from $12.9 million for the year ended December 31, 2001 as our budgeted costs for the year ended December 31, 2002 were lower than in 2001 and also, as a result of the separation from General Electric we only incurred nine months of charges in 2002. Each year, General Electric charged us a fixed percentage of our budgeted total costs for that year as a corporate charge, which covered various centralized services that General Electric provided to us as needed, such as compensation and benefit plan design, tax planning, marketing support, treasury, auditing and public company reporting. Following the recapitalization, we no longer pay a corporate charge to General Electric.

Gains on sales of investments. In 2001, we recorded gains of approximately $144.6 million on the sale of our remaining 19% interest in our Japanese joint venture in a series of transactions. There were no gains on sales of investments in 2002.

Proportionate share of losses in investee companies and investment write-downs. In the year ended December 31, 2002, we recognized losses on our various cost and equity method investments of $4.7 million. Of this amount, $1.3 million related to our proportionate share of losses of one equity method investment and $3.4 million related to write-downs of several cost method investments where we determined the decline in value was other than temporary. In the year ended December 31, 2001, we recognized $23.4 million of impairment losses on various equity and cost method investments. Of this amount, approximately $10.2 million related to our 50% share of losses incurred by our catalog management joint venture in the three months of 2001 before we began consolidating the results of operations of that entity following our buyout of our partner in April 2001. In the year ended December 31, 2001, we also recognized impairment losses of $13.2 million for several of our investments where we concluded that the decline in the fair value of our investment was other than temporary.

Fees related to recapitalization. As part of the recapitalization, we incurred $30.1 million of transaction related fees that are non-recurring in nature. This amount includes $21.7 million of fees and expense reimbursements paid to Francisco Partners.

Interest income. Interest income was $1.3 million for the year ended December 31, 2002 compared to interest income of $6.6 million for the year ended December 31, 2001. Prior to the recapitalization, we participated in pooled treasury operations with General Electric. As part of this pooled activity, interest was earned on balances on deposit with General Electric.

Interest expense. Interest expense totaled $14.5 million for the year ended December 31, 2002 compared to interest expense of $5.3 million for the year ended December 31, 2001. Interest expense for the year ended December 31, 2002 consisted primarily of interest on our long-term debt. Prior to the recapitalization, we participated in pooled treasury operations with General Electric. We paid interest when local operations borrowed money from the pool. Interest expense for the year ended December 31, 2001 includes expense associated with cash borrowed from General Electric.

Other income, net. Other income, net is driven primarily by $1.1 million of losses on foreign currency transactions partially offset by $0.5 million of minority interest income for the year ended December 31, 2002 and $6.3 million of income received from General Electric Capital Corporation, or GECC, $0.4 million of gains on foreign currency transactions partially offset by losses of $0.3 million of minority interest income for the year ended December 31, 2001. In 2000, we entered into an agreement with GECC under which, if we agreed to use a vendor of products and services in which GECC had made an equity investment, GECC would, in exchange, grant us the right to share in any gains on the sale of that equity investment. We will not receive any further payments from GECC under this agreement.

Provision for income taxes. Income taxes totaled $9.9 million for the year ended December 31, 2002 compared to $49.3 million for the year ended December 31, 2001. Our income tax provision for 2002 includes $8.3 million of income taxes we incurred upon the repatriation of foreign earnings, which previously had not been taxable in the United States, and a $0.9 million charge to reflect changes in our net deferred tax assets resulting from the change in control effected by the recapitalization. Our tax rates for both periods differed from the federal statutory rate of 35% principally as result of state income taxes and the effect of losses in foreign jurisdictions for which no income tax benefits have been recognized.

Net income (loss). Net income decreased by $108.1 million to a net loss of $39.5 million for the year ended December 31, 2002 from net income of $68.6 million for the year ended December 31, 2001 primarily as a result of the one-time gain on the sale of our remaining 19% interest in our Japanese joint venture in the first half of 2001 and $30.1 million of non-recurring professional fees related to the recapitalization in 2002. These changes more than offset our improvement in operating income of $29.8 million, and lower losses on our investments of $18.7 million.

Liquidity and Capital Resources

Sources and Uses of Cash

The following table is a summary of our sources and uses of cash during the years ended December 31, 2001, 2002 and 2003:

	Year ended December 31,
	2001	2002	2003
	(in thousands of dollars)
Cash flows from operating activities	$(14,458)	$9,168	$38,762
Cash flows from investing activities	82,959	(43,815)	(28,795)
Cash flows from financing activities	(82,066)	56,534	(4,933)
Effect of exchange rate changes on cash	(531)	813	4,363

Net increase (decrease) in cash and cash equivalents	$(14,096)	$22,700	$9,397

Cash and cash equivalents, end of year	$14,633	$37,333	$46,730

2003 Compared to 2002:

Net cash provided by operating activities was $38.8 million in 2003 compared to $9.2 million in 2002. The increase in net cash provided by operating activities from 2002 to 2003 of $29.6 million was mainly attributable to changes in operating assets and liabilities including $26.7 million in restructuring charges relating to severance and related termination costs and costs associated with the closing of facility space, which will be funded in future years.

Net cash used in investing activities was $28.8 million in 2003 compared to $43.8 million in 2002. Net cash used in investing activities in 2003 included capital expenditures of $29.4 million for property, software and equipment, offset by proceeds of $0.6 million from the sale of software and assets related to our I400 software product. Net cash used in investing activities in 2002 consisted primarily of capital expenditures for property, software and equipment of approximately $37.8 million and acquisitions of minority interests in affiliates of approximately $6.0 million. Capital expenditures for 2002 and 2003 include $26.9 million and $19.5 million, respectively, of costs capitalized for the development of software for internal use. The lower capital expenditures in 2003 resulted from our efforts to invest in line with lower revenue expectations for certain products and services.

Net cash used for financing activities was $4.9 million in 2003 compared to net cash provided by financing activities of $56.5 million for 2002. The usage for 2003 was driven by $12.6 million of professional and underwriting fees related to our debt refinancing, and cash of $174.6 million used to retire borrowings under our previous term loan, offset by $169.8 million from the refinancing and a $12.5 million reimbursement by General Electric pursuant to the recapitalization agreement. Cash provided by financing activities for 2002 consisted primarily of repayments by our foreign subsidiaries of borrowings under third-party lines of credit, partially offset by repayments of loans we had made to General Electric and its affiliates in connection with tax planning and cash management. Cash provided by financing activities during 2002 also reflects the impact of the recapitalization which resulted in the borrowing of $410.0 million, the payment of financing costs of $11.6 million and the cash distribution to General Electric of

$350.0 million. In connection with the recapitalization, all intercompany balances that existed between us and General Electric and its affiliates, including any remaining balances on intercompany loans, were eliminated.

2002 Compared to 2001:

Net cash provided by operating activities was $9.2 million in 2002 compared to net cash used in operating activities of $14.5 million in 2001. The increase in net cash provided by operating activities from 2001 to 2002 was mainly attributable to the improvement in operating income offset by the $30.1 million in professional fees incurred in the recapitalization, which includes $21.7 million of fees and expense reimbursements paid to Francisco Partners.

Net cash used in investing activities was $43.8 million in 2002 compared to net cash provided by investing activities of $83.0 million in 2001. Net cash provided by investing activities in 2001 included proceeds of $154.4 million as a result of the sale of our remaining 19% interest in a joint venture, offset in part by the $7.8 million investment we made in our catalog management joint venture as well as investments we made in other unconsolidated affiliates. Net cash used in investing activities in 2002 consisted primarily of capital expenditures for property, software and equipment, as stated above. Capital expenditures in 2001 include $33.3 million of costs capitalized for the development of software for internal use.

Net cash provided by financing activities was $56.5 million for 2002, as detailed above, compared to net cash used for financing activities of $82.1 million in 2001. Net cash used for financing activities in 2001 consisted primarily of distributions and intercompany loans to General Electric and its affiliates for tax planning and cash management purposes, partially offset by borrowings by our foreign subsidiaries under third-party lines of credit.

Our principal sources of liquidity have been available cash, cash flows from operations, and borrowings available under our new $30.0 million revolving credit facility. We expect our principal uses of liquidity to be working capital, the financing of capital expenditures and debt service. As of December 31, 2003, we had outstanding debt of approximately $405.5 million, which consisted of $235.0 million of outstanding senior subordinated reset notes, $100.5 million of outstanding senior secured floating rate notes and a $70.0 million senior term loan. The senior secured floating rate notes are net of a debt discount of $4.5 million.

Borrowings under the new revolving credit facility bear interest, at our option, at either a floating base rate plus 2.00% per annum or floating LIBOR plus 4.25% per annum. Borrowings under the new senior term loans bear interest, at our option, at either the base rate plus 4.00% per annum or LIBOR plus 6.00% per annum. The base rate and LIBOR rate used to calculate the applicable interest rates on revolving credit loans and senior term loans may not be less than 4.25% and 2.25%, respectively. Interest is payable monthly in arrears for base rate loans and on the last day of selected interest periods, but no later than every three months for LIBOR rate loans. The maturity date of the new revolving credit facility and the new senior term loan are March 21, 2007, at which time all principal is due and payable.

At December 31, 2003, we had $70.0 million outstanding under the term loan facility. Borrowings outstanding under the facility at December 31, 2003 bear interest at a base rate plus 6.0% or 8.25%. In addition, as of the date of this report, we have approximately $8.9 million of letters of credit outstanding under our revolving credit facility. The amount that can be borrowed under the revolving credit facility is limited to a percentage of EDI revenues as defined in the agreement governing the credit facility, and is subject to our compliance with amended financial covenants and other customary conditions, including that no event of default under the facility have occurred and be continuing. Available borrowings under our revolving credit facility were $21.1 million at December 31, 2003.

Our obligations under our credit facility are guaranteed by all of our existing and future U.S. subsidiaries and are also secured by first-priority liens on substantially all of our and the guarantors’ assets and property, including a pledge of 100% of the capital stock or other equity interests of our existing and future U.S. subsidiaries and 66% of the capital stock or other equity interests of our material first-tier foreign subsidiaries. We are also subject to a negative pledge on all of our assets and the assets of our subsidiaries.

The agreements governing our outstanding debt impose limitations on our ability to, among other things, incur additional indebtedness including capital leases, incur liens, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, issue preferred stock, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. The indentures governing our notes contain similar limitations. In addition, the indenture governing our senior secured floating rate notes limits our ability to maintain secured indebtedness in excess of certain limits related to our EDI services revenue. Our credit facility, as amended, also requires that we meet and maintain certain financial ratios and tests, including a capital expenditures maximum, a minimum consolidated EBITDA and a maximum consolidated leverage ratio (total senior debt to EBITDA). Our ability to comply with these covenants and to meet and maintain such financial ratios and tests is material to the success of our business and may be affected by events beyond our control. Our failure to comply with these covenants could create a default under the credit facility, the indenture governing the floating notes, and the indenture governing the reset notes. Under our credit facility, EBITDA is calculated each quarter for the latest twelve-month period and is adjusted to exclude specific costs and expenses. The excluded costs and expenses include fees related to the recapitalization, non cash charges, restructuring charges, costs reimbursed by General Electric, and other adjustments. As defined under our credit facility, EBITDA for the year ended December 31, 2003 is equal to $97.6 million. The senior credit facility requires that we maintain EBITDA, as defined, of at least $95.0 million for the twelve-month period ending each quarter. The credit facility also requires that we maintain a maximum consolidated leverage ratio (total senior debt to EBITDA) of 2.0 to 1.0 for the twelve-month period ending each quarter. For the twelve-month period ended December 31, 2003, our consolidated leverage ratio was equal to 1.9 to 1.0, based on senior debt of $183.9 million and EBITDA of $97.6 million. In March 2004, we negotiated amended covenants for 2004 and 2005. The amended EBITDA covenant has a requirement of $62.3 million and $85.0 million and a minimum consolidated leverage ratio requirement of 3.30 to 1.0 and 2.40 to 1.0, for 2004 and 2005, respectively. Our ability to comply with each of the EBITDA and consolidated leverage ratio covenants will primarily depend on the performance of our business in future periods and, specifically, our ability to generate revenues and control operating costs. EBITDA is not a presentation made in accordance with accounting principles generally accepted in the United States. Accordingly, EBITDA is not intended to be used as an alternative to net income or any other measure of performance in accordance with accounting principles generally accepted in the United States, and EBITDA is not necessarily an indication of whether we will be able to fund our cash requirements. The credit facility also requires that we limit our capital expenditures to $42.5 million during each fiscal year. For the year ended December 31, 2003, our capital expenditures totaled $29.4 million. We expect that we will be able to comply with this covenant in future periods.

The senior secured floating rate notes will mature on July 15, 2008 and bear interest at a floating rate based on six-month LIBOR plus 9%, but never less than 12%. The interest rate at December 31, 2003 was 12%. The senior secured floating rate notes are secured by second-priority security interests in substantially all of our assets and our domestic subsidiaries’ and 66% of the stock of our material foreign subsidiaries. In addition, the senior secured floating rate notes are guaranteed fully and unconditionally by our domestic subsidiaries. Interest is payable semi-annually in arrears on January 15 and July 15 of each year commencing on July 15, 2003.

The senior secured floating rate notes are redeemable at our option any time after October 1, 2004, in whole or in part, at a redemption price equal to par plus accrued and unpaid interest, plus a redemption premium. The premium is 3% for the twelve months ending October 1, 2005 and 1.5% for the twelve months ending October 1, 2006. After October 1, 2006, the senior secured floating rate notes can be redeemed at par plus accrued and unpaid interest. Upon the occurrence of a change of control, as defined in the indenture governing the senior secured floating rate notes, each holder of the senior secured floating rate notes will have the right to require us to repurchase such holder’s notes at an offer price in cash equal to 101% of the aggregate principle amount thereof plus accrued and unpaid interest and liquidated damages, if any, thereon to the date of purchase.

Our senior subordinated reset notes mature on September 27, 2009 and bore interest at 12% per annum until September 27, 2003. After September 27, 2003, the senior subordinated reset notes will bear interest at a reset rate between 8% and 17%. The reset rate will be determined by negotiations between GECC and us that began in July 2003 and are continuing. The parties have not reached an agreement on the reset rate and have each engaged investment bankers to determine the reset rate. For the period from September 27, 2003 to December 31, 2003, the Company accrued interest at a rate of 15%, the rate which management believes to be the best estimate of where the negotiations will conclude. To the extent the reset rate exceeds 15%, we will have the option to pay cash interest of 15% and add the additional interest to the balance of the reset notes. Interest is payable semi-annually on April 15 and October 15 of each year commencing April 15, 2003. The senior subordinated reset notes are general unsecured obligations and are guaranteed by all of our domestic subsidiaries. Because the reset notes were not refinanced by September 27, 2003, we paid GECC a fee equal to 1% of the outstanding balance as required by the terms of the facility.

The senior subordinated reset notes are redeemable at our option, in whole or in part, at any time on or after September 27, 2006 at a redemption price equal to par plus accrued and unpaid interest, plus a declining redemption premium. In addition, prior to September 27, 2005, we may, on any one or more occasions, redeem up to 35% of the aggregate principal amount of the senior subordinate reset notes with the net cash proceeds of one or more equity offerings at a redemption price of 100% of the principal amount plus a premium equal to the reset rate and accrued and unpaid interest, provided that the redemption occurs within 90 days of the date of the closing of such equity offering and at least 65% of the senior subordinated reset notes issued remain outstanding immediately after the occurrence of such redemption. Upon the occurrence of a change of control, as defined in the Indenture governing the senior subordinated reset notes, each holder of the senior subordinated reset notes will have the right to require us to repurchase such holder’s notes at an offer price in cash equal to 101% of the aggregate principle amount thereof plus accrued and unpaid interest and liquidated damages, if any, thereon to the date of purchase.

Our debt service requirements consist primarily of interest expense on the term loan portion of our credit facility, the senior secured floating notes and the senior subordinated reset notes and on any future borrowings under the revolving credit portion of our credit facility. Our short-term cash requirements are expected to consist mainly of cash to fund our operations, interest payments on our debt and cash payments under various operating leases and debt repayments.

Although we do not have an extensive history of acquisitions, we intend to continue to pursue acquisition opportunities. We expect to finance any future acquisitions using cash, capital stock, notes and/or assumption of indebtedness. However, the restrictions imposed on us by the agreements governing our debt outstanding at the time may affect this strategy. In addition, to fully implement our growth strategy and meet the resulting capital requirements, we may be required to request increases in amounts available under our revolving credit facility, enter into new credit facilities, issue new debt securities or raise additional capital through equity financing. We may not be able to obtain an increase in the amounts available under our credit facility, if requested, on satisfactory terms and we may not be able to successfully complete any future bank financing or other debt or equity financing on satisfactory terms, if at all. As a result, our ability to make future acquisitions is uncertain. As discussed in “Business – Recent Acquisitions,” we have recently completed the acquisitions of Celarix and HAHT Commerce.

Based upon our current operations and historical results, we believe that our cash flow from operations, together with available cash and borrowings under our revolving credit facility, will be adequate to meet our anticipated requirements for working capital, capital expenditures, lease payments and scheduled interest payments for the next 12 months. To the extent additional funding is required, we expect to seek additional financing in the public or private debt or equity capital markets. We cannot be certain that we will be successful in obtaining additional financing, if needed, or that, if available, any additional financing will be on terms favorable to us. In addition, prior to the recapitalization, we were part of the General Electric group of companies and received financing from General Electric and its affiliates. Neither Francisco Partners nor General Electric is obligated to provide financing to us as General Electric and its affiliates have in the past. If we are unable to obtain the capital we require to implement our business strategy, or to obtain the capital we will require on acceptable terms or in a timely manner, we would attempt to take appropriate responsive actions to tailor our activities to our available financing, including revising our business strategy and future growth plans to accommodate the amount of financing available to us.

Contractual Obligations and Other Commitments

Our principal contractual obligations and commercial commitments include our existing senior term loan and revolving credit facility, the senior subordinated reset notes, the senior secured floating rate notes, operating leases and other commitments principally relating to multi-year software maintenance agreements. The following tables summarize these obligations at December 31, 2003 and their expected effect on our liquidity and cash flows in future periods.

		Payments Due by Calendar Period
			2005	2007
			And	to	There-
	Total	2004	2006	2008	after
Contractual Obligations:
Long-term debt obligations	$410,000	$—	$—	$175,000	$235,000
Operating lease obligations	107,603	17,271	26,345	19,143	44,844
Other obligations	2,184	1,628	556	—	—

Total contractual cash obligations	$519,787	$18,899	$26,901	$194,143	$279,844

Minority shareholders in one of our consolidated subsidiaries have rights, in certain circumstances, to require us to purchase some or all of their interests in this subsidiary at a specified price. Management estimates that this price generally equates to the fair market value of the holders’ interests and that the potential obligation as of December 31, 2003 was approximately $1.6 million in the aggregate.

Off-Balance Sheet Arrangements

We did not enter into any off-balance sheet arrangements during 2001, 2002 or 2003, nor did we have any off-balance sheet arrangements outstanding at December 31, 2002 or 2003.

Recent Accounting Pronouncements

See footnote 2(q) to our audited consolidated financial statements for a discussion of the impact of Recent Accounting Pronouncements.

Factors That Could Affect Future Results

We have been operating as an independent company since September 2002, and we may be unable to implement sufficient operating systems and business functions to allow us to operate effectively as an independent company.

Prior to the recapitalization in September 2002, our business was conducted as a group of indirect, wholly owned subsidiaries of General Electric. General Electric performed various corporate functions for us, including:

•	public and investor relations;

•	treasury administration;

•	selected human resources and payroll functions;

•	insurance administration;

•	corporate advertising and promotion;

•	internal audit;

•	selected internal information technology services;

•	telecommunications unrelated to commercial services;

•	federal, state and foreign corporate income tax, sales and use tax, and value added tax administration; and

•	selected legal functions.

Following the recapitalization, General Electric is no longer obligated to provide services to us, other than the transitional services that are described under “Certain Relationships and Related Transactions.” If we are not successful in implementing our own systems and business functions or entering into agreements with other providers of these services after our transitional services arrangements with General Electric expire, or if we are not successful in transferring data from General Electric’s systems to our systems, we may not be able to operate our business effectively. In addition, if General Electric does not perform the transitional services that it has agreed to provide for us at the same level that it did when we were its subsidiary, these services may not be sufficient to meet our needs. As a result, we may not be able to operate our business effectively.

Prior to the recapitalization, we also took advantage of General Electric’s size and purchasing power in procuring certain goods, services and technology, such as computer software licenses, computer hardware and insurance and health care benefits. As a separate, independent company, we may be unable to obtain these goods, services and technology at prices and on terms as favorable to us as those that we obtained prior to the recapitalization. We also depended substantially on General Electric for advertising and promotion of our services. Following the recapitalization, our brand identity and business could be negatively affected if our advertising and promotion activities are not as effective as they were when we were part of the General Electric group of companies.

The historical financial information presented in this report prior to the date of the recapitalization may not be representative of what our historical results would have been as an independent company; therefore, our historical financial information may not be reliable as an indicator of our future results.

Our historical consolidated financial information included in this report for periods prior to the recapitalization may not reflect what our results of operations, financial position and cash flows would have been on an historical basis had we operated our business as an independent company during the periods presented or what our results of operations, financial position and cash flows will be in the future. These historical consolidated financial statements include allocations for services provided or procured by General Electric, which we may not be able to procure or provide ourselves on the same basis. Therefore, our historical consolidated financial statements may not be indicative of our future performance as an independent company. In addition, we have not made adjustments to our historical consolidated financial statements to reflect other changes that have occurred or will occur in our cost structure, financing and operations as a result of the recapitalization. These changes could include potentially increased costs associated with reduced economies of scale and a higher cost of capital. We may also change the way we fund our operations, conduct research and development and pursue our strategic objectives.

We depend on General Electric and its affiliates as customers.

General Electric, together with its affiliates, historically has been among our top five customers and is currently our top customer. For the year ended December 31, 2003, General Electric and its affiliates generated approximately 9.0% of our total revenues. In addition, General Electric and its affiliates have also acted as trial customers for some of our new products and services. As a result of the recapitalization, General Electric retained only 10.0% of the common stock of our parent, GXS Holdings, Inc., and an equivalent interest in GXS Holdings’ preferred stock. Because we are no longer a wholly owned subsidiary of General Electric, we may not be able to benefit from our relationship with them as we have in the past. We cannot provide any assurances that General Electric and its affiliates will continue their customer relationships with us in the future. In addition, our profitability could be adversely affected if General Electric and its affiliates were to purchase lower margin products and services than they have historically purchased. If General Electric or any of its affiliates were to terminate or materially alter their customer relationships with us, our business, financial position and results of operations could be adversely affected.

Because much of our operations are conducted, and most of our assets are held, by our subsidiaries, we will depend on our subsidiaries for cash and to service our debt.

Substantially all of our operations are conducted through subsidiaries. Consequently, our cash flow and ability to service our debt obligations are dependent upon the earnings of our operating subsidiaries and the distribution of those earnings to us, or upon loans, advances or other payments made by our subsidiaries to us. The ability of our subsidiaries to pay dividends or make other payments or advances to us will depend upon their operating results and will be subject to applicable laws and contractual restrictions contained in the instruments governing their debt, including our credit facility and the indentures governing our senior secured floating rate notes and our senior subordinated reset notes. Although the indenture governing the senior subordinated reset notes limits the ability of these subsidiaries to enter into consensual restrictions on their ability to pay dividends and make other payments to us, and the indenture that governs the senior secured floating rate notes and our credit facility contains similar limitations, these limitations are subject to a number of significant qualifications. We cannot assure that the earnings of our operating subsidiaries will be adequate for us to service our debt obligations or meet our other obligations as they become due.

We engage in significant transactions with our affiliates.

Historically, we have engaged in a variety of transactions with our affiliates, including significant business with General Electric and its affiliates. In addition, in connection with the recapitalization, we have entered into a number of agreements with General Electric, its affiliates and Francisco Partners. Although we believe that our agreements with General Electric, its affiliates and Francisco Partners are and will be fair to us in all material respects, the terms of the agreements are not necessarily the same terms that we would have received in arms’ length transactions with third parties. We expect that, in the future, we will continue to enter into a variety of transactions with our affiliates, some of which may be significant. Although the indenture requires that these types of transactions, other than affiliate transactions existing on the date of the indenture, be on terms no less favorable to us or the applicable subsidiary than those which could be obtained on an arms’ length basis from third parties, this limitation is subject to a number of important qualifications and exceptions and we cannot be certain that these types of transactions will not adversely affect our business, financial condition or results of operations. The indenture governing our senior subordinated reset notes contains similar limitations.

In addition, conflicts of interest may arise with General Electric or Francisco Partners in a number of areas relating to our past and ongoing relationships, including potential competitive business activities, tax and employee benefit matters, and indemnity arrangements related to the recapitalization.

Francisco Partners indirectly controls approximately 90% of our capital stock, and there may be situations in which the interests of Francisco Partners and the interests of the holders of our senior secured floating rate notes and senior subordinated reset notes will not be aligned.

Francisco Partners indirectly controls approximately 90% of our capital stock. As a result, Francisco Partners is able to:

•	elect all of our directors and, as a result, control matters requiring board approval;

•	control matters submitted to a stockholder vote, including mergers, acquisitions and consolidations with third parties and the sale of all or substantially all of our assets; and

•	otherwise control or influence our business direction and policies.

As a result, circumstances may occur in which the interests of Francisco Partners could be in conflict with the interests of the holders of our senior secured floating rate notes and senior subordinated reset notes. In addition, Francisco Partners may have interests in pursuing acquisitions, divestitures or other transactions that, in their judgment could enhance their equity investment, even though the transactions might involve risks to the holders of our senior secured floating rate notes and senior subordinated reset notes.

A significant portion of our services is delivered using a proprietary operating system and loss or disruption of this operating system could adversely affect our ability to service customers.

We utilize a proprietary operating system, known as Mark III®, on mainframe computers manufactured by Bull, S.A. to deliver approximately 44% of our EDI Services and Other Business to Business Solutions and almost all of our Custom Messaging and Network Solutions for the twelve months ended December 31, 2003. Revenues derived from products and services using this operating system represented approximately 37% of our total revenues for the twelve months ended December 31, 2003. We currently employ ten engineers who are qualified to maintain this operating system. We believe this number of engineers is adequate to maintain the Mark III® systems we currently use. We are, however, in the process of migrating all EDI services currently provided using this operating system to processors utilizing newer technologies. We expect this migration to take several years. While we are completing the migration, there is a risk that the unavailability of these engineering personnel could disrupt the delivery to our customers of services utilizing the Mark III® operating system.

Our inability to adapt to rapid technological change could impair our ability to remain competitive.

The industry in which we compete is characterized by rapid technological change, frequent new product and service introductions and evolving industry standards. Our future success will depend in significant part on our ability to anticipate industry standards and to continue to enhance existing products and services and introduce and acquire new products and services on a timely basis to keep pace with technological developments. We expect that we will continue to incur significant expenses in the design, development and marketing of new products and services. Our competitors may implement new technologies before we are able to implement them, allowing our competitors to provide more effective products and services at lower prices.

We cannot assure that we will be successful in developing, acquiring or marketing new or enhanced products or services that respond to technological change or evolving industry standards, that we will not experience difficulties that could delay or prevent the successful development, acquisition or marketing of such products or services or that our new or enhanced products and services will adequately meet the requirements of the marketplace and achieve market acceptance. Any delay or failure in the introduction of new or enhanced products or services, or the failure of such products or services to achieve market acceptance, could have a material adverse effect on our business, results of operations and financial condition.

Short product life cycles make it difficult to recover the cost of development and force us to continually qualify new products with our customers.

Over the last several years, the rate at which new technological developments have been introduced into the market has grown at a much more rapid pace than it had previously. Continually updated standards for the electronic exchange of information, such as those issued by the American National Standards Institute have required us to produce successive generations of our EDI services and related integration software with additional functionality. Because we are required to implement these frequently issued standards, the life cycles of our products have shortened. We typically release new versions of our products every six to twelve months. Short product cycles make it more difficult for us to recover the costs associated with product development because those costs must be recovered over increasingly shorter periods of time. We expect this trend to continue, and it may even accelerate. As a result, we may not be able to recover all of our product development costs, which could affect our profitability. For our products to be competitive, we must be among the first to market with next-generation products. Any failure or delay in the product development or quality assurance process can result in our losing sales until we are able to introduce the new product.

We may experience product failures or other problems with existing or new products, all of which could adversely impact our business.

Software products as complex as those we offer may contain undetected errors or failures when first introduced or when new versions are released. If software errors are discovered after introduction, we could experience delays or lost revenues during the period required to correct the errors. We cannot be certain that errors will not be found in new products or services after commencement of commercial operations, resulting in loss of, or delay in, market acceptance, which could have a material adverse effect on our business, results of operations and financial condition.

Our operations are dependent on our ability to protect our data centers against damage.

Our operations are dependent upon our ability to protect our computer equipment and the information stored in our data centers against damage that may be caused by fire, power loss, telecommunications failures, unauthorized intrusion, computer viruses and disabling devices, natural disasters and other similar events. We cannot assure that a fire or other natural disaster, including national, regional or local telecommunications disruptions, would not result in a prolonged disruption of our network services or permanently impair some of our operations. A prolonged service disruption or other impairment of operations could damage our reputation with customers, expose us to liability, cause us to lose existing customers or increase our difficulty in attracting new ones. We may also incur significant costs for using alternative off-site equipment or taking other actions in preparation for, or in reaction to events that damage our data centers.

We maintain business interruption insurance. However, even if we recovered under such an insurance policy, the lost revenues or increased costs that we experience during the disruption of our network services business, and longer term revenue losses, which may not be recoverable under the policy, could result from possible losses of customers. If this were to occur, our business, results of operations and financial condition could be materially adversely affected.

Security breaches could harm our business.

A significant component of electronic data interchange and marketplaces is the secure transmission of confidential information over telecommunications networks. In facilitating data exchange between our customers and their trading partners, we rely on encryption and authentication technology licensed from third parties and intrusion detection technologies to protect the confidentiality of our customers’ information. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology used by us to protect customer transaction data. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. Our security measures may not prevent security breaches. Our failure to prevent security breaches could harm our business, damage our reputation and expose us to a risk of loss or litigation and possible liability.

Risks associated with the Internet, changing standards, alternate technologies and competition may adversely impact our business.

The use of the Internet as a vehicle for electronic data interchange and marketplaces raises numerous issues, including reliability, data security, data integrity and rapidly evolving standards. We cannot be certain that any products and services that we introduce will adequately meet the requirements of the marketplace or achieve market acceptance. Moreover, new competitors, which may include media, software vendors and telecommunications companies, offer services that utilize the Internet in competition with our products and services. Although we believe that the Internet will provide opportunities to expand the use of our products and services, we cannot ensure that our efforts to exploit these opportunities will be successful or that increased usage of the Internet for transaction management infrastructure products and services or increased competition will not adversely affect our business, results of operations and financial condition.

A failure to attract or retain qualified personnel or highly skilled employees could adversely affect our business.

Given the complex nature of the technology on which our business is based and the speed with which such technology advances, our future success is dependent, in large part, upon our ability to attract and retain highly qualified managerial, technical and sales personnel. Competition for talented personnel is intense, and we cannot be certain that we can retain our managerial, technical and sales personnel or that we can attract, assimilate or retain such personnel in the future. Our inability to attract and retain such personnel could have a material adverse effect on our business, results of operations and financial condition.

We rely on intellectual property and proprietary rights to maintain our competitive position and, therefore, our failure to protect adequately our intellectual property and proprietary rights could adversely affect our business.

We believe that proprietary products and technology are essential to establishing and maintaining our technology leadership position. We seek to protect our intellectual property through patents, trademarks, service marks, domain names, trade secrets, copyrights, confidentiality, non-compete and nondisclosure agreements and other measures, some of which afford only limited protection. We currently have three United States patents; however, as a part of our recent effort to expand our patent portfolio, we have filed 25 patent applications that improve upon our technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary through reverse engineering or otherwise. We cannot assure that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar or superior technology or design around our intellectual property. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as the laws of the United States. Our failure to protect adequately our intellectual property and proprietary rights could have a material adverse effect on our business, financial condition, and results of operations. Intellectual property protections may also be unavailable, limited or difficult to enforce in some countries, which could make it easier for competitors to capture market share.

We use, and intend to use in the future, new technology in our products and services. While we do not believe that any of our products or services infringe the valid proprietary rights of third parties in any material respect, we cannot be certain that our products do not and will not be alleged to infringe upon issued patents or other intellectual property rights of others. Any claims from third parties, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available, if at all, on terms acceptable to us and will likely be an increase in our product costs in the way of additional royalty payments or other fees, which could have a material adverse effect on our business, results of operations and financial condition. In addition, to the extent that we indemnify our customers for infringement claims brought as a result of their use of our products, we could incur significant expenses in defending such claims and for any resulting judgments.

We may make investments in entities that we do not control.

We currently have established joint ventures with several entities to provide increased customer service and enhance our marketing presence in non-U.S. markets. These joint ventures have been entered into to distribute our products and services in the local country, to provide a domestic EDI service in the country using software licensed by us to the joint venture, or to develop new products or services. These existing investments are not individually or collectively material to our business.

We anticipate continuing these strategic relationships and entering into future joint ventures with other entities, including third-party software vendors, consulting companies, systems integrators, Internet service providers and other information technology companies. We have in the past made, and may in the future make, investments in joint ventures without controlling their operations. Our current and any future investments in joint ventures may involve risks such as:

•	difficulties inherent in assessing the value, strengths and weaknesses of investment opportunities;

•	difficulties in integrating and managing newly acquired operations and improving their operating efficiency; or

•	potential disruption of our ongoing business and diversion of our resources and management time.

Our inability to control entities in which we invest may have consequences for our ability to receive distributions from those entities or to implement our business plan. Debt or other agreements, if entered into by an entity not under our control, may restrict or prohibit that entity from paying distributions to us. Applicable state or local law may also limit the amount that a non-controlled entity is permitted to pay as a distribution on its equity interest, and we may not be able to influence the payment of dividends even if the payment was not otherwise restricted. If any of the other investors in a non-controlled entity fail to observe their commitments, that entity may not be able to operate according to its business plan or we may be required to increase our level of commitment.

We may selectively seek acquisitions in the future, which could expose us to significant business risks.

We may expand our operations through future acquisitions of companies with complementary products and technologies. Our ability to consummate and to integrate effectively any future acquisitions on terms that are favorable to us may be limited by the number of attractive acquisition targets, internal demands on our resources and our ability to obtain financing on satisfactory terms, if at all. In addition, acquisitions may expose us to certain risks including:

•	we may pay more than the acquired company is worth;

•	we may be entering markets in which we have little or no direct prior experience; and

•	our ongoing business may be disrupted and resources and management time diverted.

In addition, future acquisitions could result in the incurrence of additional debt, costs, contingent liabilities and amortization expenses related to intangible assets, all of which could have a material adverse effect on our business, financial condition or results of operations. We may also incur costs and divert management attention for acquisitions which are never consummated. Integration of acquired operations may also take longer, or be more costly or disruptive to our management and business, than originally anticipated. It is also possible that expected synergies from future acquisitions may not materialize. Our ability to implement and realize the benefits of our strategy may also be affected by a number of factors beyond our control, such as operating difficulties, increased operating costs, regulatory developments, general economic conditions, increased competition or the inability to obtain adequate financing for our operations on suitable terms. Our failure to effectively address any of these issues could adversely affect our results of operations, financial condition and ability to service debt.

Although we anticipate that we would perform a due diligence investigation of each business that we acquire, there may be liabilities of the acquired companies that we fail or are unable to discover during our due diligence investigation and for which we, as a successor owner, may be responsible. In connection with acquisitions, we anticipate that we would seek to minimize the impact of these types of potential liabilities by obtaining indemnities and warranties from the seller, which may in some instances be supported by deferring payment of a portion of the purchase price. However, these indemnities and warranties, if obtained, may not fully cover the liabilities because of their limited scope, amount or duration, the financial resources of the indemnitor or warrantor or other reasons.

Delays and inaccuracies in our billing and information systems may have an adverse effect on our operations.

Sophisticated information and billing systems are vital to our growth and ability to monitor costs, bill customers, provide services to customers and achieve operating efficiencies. As we begin to offer new products and services, we may be required to install new billing systems or upgrade existing ones. Delays or inaccuracies in billing, our inability to implement solutions in a timely manner or our failure to implement and maintain sophisticated information and billing systems may have an adverse effect on our business and results of operations.

The markets in which we compete are highly competitive.

The markets for our products and services are increasingly competitive and global. As a result, we encounter intense competition in all parts of our business. Moreover, we have seen a trend among many of our customers to reduce their ongoing investments in expensive software systems. We expect competition to increase in the future both from existing competitors and new companies that may enter our markets. To remain competitive, we will need to invest continuously in product development, marketing, customer service and support and service delivery infrastructure. However, we cannot assure that new or established competitors will not offer products and services that are superior to or lower in price than ours. We may not have sufficient resources to continue the investments in all areas of product development and marketing needed to maintain our competitive position. In addition, most of our agreements with our customers are short-term.

We may require additional capital in the future, and additional funds may not be available on terms acceptable to us.

It is possible that we may need to raise additional capital to fund our future activities, to maintain spending on new product development in order to stay competitive in our markets or to acquire other businesses, products or technologies. Subject to the restrictions contained in our credit facility and the indentures governing our senior secured floating rate notes and our senior subordinated reset notes, we may be able to raise these funds by selling securities to the public or selected investors or by borrowing money. However, we may not be able to obtain these additional funds on favorable terms, or at all. None of Francisco Partners, its co-investors or General Electric is obligated to provide additional funding. If adequate funds are not available, we may be required to curtail our operations significantly, reduce planned capital expenditures and research and development, make selective dispositions of our assets or obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to technologies or potential markets, or otherwise impair our ability to remain competitive.

We are exposed to general economic conditions, which could have a material adverse impact on our business, operating results and financial condition.

The United States and other world markets appear to be emerging from a severe economic downturn. Many of our markets have been affected by this downturn, resulting in negative impacts on our financial performance. Lagging impacts from this downturn could cause additional adverse impacts on our financial performance. In addition, uncertainty relating to recent events in the Middle East, including the potential for continued armed conflict, could further increase the financial and economic instability we have been facing. While the precise effects of such instability on our industry and our business are difficult to determine, they may have an adverse impact on our business, profitability and financial condition.

As a result of unfavorable general economic conditions and reduced capital spending by customers, our revenues have continued to decline in recent quarters. However, if the economic conditions in the United States and the other markets we serve continue or worsen, we may experience a material adverse impact on our business, operating results and financial condition.

We may experience fluctuations in our quarterly operating results because of factors over which we have little or no control.

Our future quarterly operating results may vary, and we may experience reduced levels of earnings or losses in one or more quarters. Fluctuations in our quarterly operating results could be the product of a variety of factors, including:

•	changes in the level of revenues derived from our products and services;

•	the timing of new product and service announcements by us or our competitors;

•	changes in pricing policies by us or our competitors;

•	market acceptance of new and enhanced versions of our products and services or the products and services of our competitors;

•	the size and timing of significant orders;

•	changes in operating expenses;

•	changes in our strategy;

•	the introduction of alternative technologies;

•	the effect of acquisitions we might make; and

•	industry and general economic factors.

We operate with no material product order backlog because our products and services generally are delivered shortly after orders are received. As a result, licensing revenues in any quarter are substantially dependent on the quantity of such products licensed in that quarter. Our expense levels are based, in part, on our expectations as to future revenues. A large portion of our cost structure, however, is relatively fixed in nature and cannot be adjusted immediately in response to market conditions. If revenue levels are below expectations, our operating results are likely to be adversely affected unless we are willing and able to reduce our expenses proportionally. As a result of the foregoing factors, comparisons of results of operations between particular periods are not necessarily meaningful and historical results of operations are not necessarily indicative of future performance.

We operate internationally, which exposes us to risks that are difficult to quantify.

Historically, sales of our products and services outside the United States have been significant. For the year ended December 31, 2003, we derived approximately 40.3% of our total revenues from customers outside of the United States. Our ability to operate our business internationally in the future will depend upon, among other things, our ability to attract and retain talented and qualified managerial, technical and sales personnel and network services customers outside of the United States and our ability to continue to manage our international operations.

International operations are subject to the risks of doing business abroad, including:

•	unexpected changes in regulatory requirements and tariffs;

•	longer payment cycles;

•	increased difficulties in collecting accounts receivable;

•	potentially adverse tax consequences from operating in multiple jurisdictions;

•	currency exchange rate fluctuations;

•	difficulties in repatriating earnings;

•	political and economic instability;

•	global and regional economic slowdowns;

•	power supply stoppages and shutdowns;

•	difficulties in staffing and managing foreign operations and other labor problems;

•	seasonal reductions in business activity in the summer months in Europe and other regions;

•	the credit risk of local customers and distributors; and

•	potential difficulties in protecting intellectual property.

Increased United States or foreign government regulation of our industry could restrict our business operations, and compliance with this regulation may be costly.

The United States does not generally regulate providers of electronic transaction processing products and services at this time. However, the governments of some foreign countries do regulate electronic commerce in their countries. The instability and restructuring of the telecommunications industry in some foreign countries may result in a complicated international regulatory framework that may require additional licensing or action on our part to remain in compliance with local laws and could materially affect our ability to do business in those countries. Other than these foreign government regulations and certain regulations requiring the protection of certain information about our customers, there are no regulations pertaining to the price determinations, geographic distribution, quality control or service capabilities of our products. We cannot be certain, however, that we will continue to comply as the rapidly changing laws in the Internet and telecommunications fields continue to be shaped in the United States and abroad. New laws or regulations could impose significant restrictions on our business operations, and compliance with these laws and regulations may be costly.

Factors Relating to Our Indebtedness

The significant amount of debt that we have could adversely affect our financial health and prevent us from fulfilling our obligations under our credit facility, our senior secured floating rate notes and our senior subordinated notes.

As of December 31, 2003, we had $405.5 million of indebtedness. Our interest expense for the year ended December 31, 2003 was approximately $51.0 million and our earnings for the year ended December 31, 2003 were insufficient to cover our fixed charges by $43.5 million.

Our level of indebtedness could have important consequences. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to our indebtedness;

•	increase our vulnerability to general adverse economic and industry conditions;

•	require us to dedicate a substantial portion of our cash flow from operations to servicing debt, reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and industry; and

•	limit our ability to borrow additional funds.

We may incur more debt, which could exacerbate the risks described above.

We and our subsidiaries are able to incur additional indebtedness in the future subject to the limitations contained in our credit facility and the indentures governing our senior secured floating rate notes and our senior subordinated reset notes. Although these agreements will restrict us and our restricted subsidiaries from incurring additional indebtedness, these restrictions are and will be subject to important exceptions and qualifications. If we or our subsidiaries incur additional debt, the risks that we and they now face as a result of our high leverage could intensify.

Restrictions contained in our credit facility and the indentures governing our senior secured floating rate notes and our senior subordinated reset notes could limit our operating activities.

Our credit facility and the indentures governing our senior secured floating rate notes and our senior subordinated reset notes contain covenants that restrict our ability, and the ability of our restricted subsidiaries, to:

•	incur or guarantee additional indebtedness, or maintain secured indebtedness in excess of certain limits related to our EDI services revenues;

•	pay dividends or distributions on, or redeem or repurchase, capital stock;

•	make investments;

•	issue or sell capital stock of restricted subsidiaries;

•	engage in transactions with affiliates;

•	grant or assume liens; and

•	consolidate, merge or transfer all or substantially all of our assets.

Our credit facility also contains other and more restrictive covenants, including financial covenants that require us to achieve certain financial and operating results and maintain compliance with specified financial ratios. Our ability to meet these covenants and requirements may be affected by events beyond our control and we may have to curtail some of our operations and growth plans to maintain compliance. Further, because of the restrictions on our ability to grant or assume liens, we may have difficulty securing additional debt financing were we to need additional capital in the future.

Our failure to comply with the covenants contained in the agreements governing our debt, including as a result of events beyond our control, could result in an event of default which could materially and adversely affect our operating results and our financial condition.

If we are not able to comply with the covenants and requirements contained in the agreements governing our debt, an event of default under the relevant debt instrument could occur. If an event of default does occur, it could trigger a default under our other debt instruments, we could be prohibited from accessing additional borrowings and the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be declared to be immediately due and payable. We cannot be certain that our assets or cash flow would be sufficient to fully repay borrowings under our outstanding debt instruments or that we would be able to refinance or restructure the payments on those debt securities. Even if we were able to secure additional financing, it may not be available on favorable terms.

We may not be able to generate sufficient cash flow to meet our debt service obligations.

Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt obligations will depend on our future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of our control. If we do not generate sufficient cash flow from operations to satisfy our debt obligations, including interest payments and the payment of principal at maturity on our senior secured floating rate notes or our senior subordinated reset notes and under our credit facility, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We cannot assure that any refinancing would be possible, that any assets could be sold, or, if sold, of the timing of the sales and the amount of proceeds realized from those sales, that additional financing could be obtained on acceptable terms, if at all, or that additional financing would be permitted under the terms of our various debt instruments then in effect. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms, would have an adverse effect on our business, financial condition and results of operations, as well as on our ability to satisfy our obligations on our senior secured floating rate notes and senior subordinated reset notes and pursuant to our credit facility.

Special Note Regarding Forward-Looking Statements

Forward Looking Statements — Our forward looking statements are subject to a variety of factors that could cause actual results to differ materially from current beliefs.

This report contains forward-looking statements. These statements are based on current expectations, estimates, forecasts and projections about the industry in which we operate, as well as management’s beliefs and assumptions. They are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Forward-looking statements include information concerning possible or assumed future results of operations, capital expenditures, the outcome of pending legal proceedings and claims, the terms of our new revolving credit facility, goals and objectives for future operations, including descriptions of our business strategies and purchase commitments from customers, among other things. These statements are typically identified by words such as “believe,” “anticipate,” “expect,” “plan,” “intend,” “estimate,” “may,” “will” and similar expressions. We base these statements on particular assumptions that we have made in light of our industry experience, as well as our perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the circumstances. As you read and consider the information in this report, you should understand that these statements may differ materially from actual outcomes and results.

These forward-looking statements are affected by risks, uncertainties and assumptions that we make and actual results or outcomes may differ materially from those expressed in the forward-looking statements. These risks, uncertainties and assumptions include, among other things, the factors identified elsewhere in the foregoing “Risk Factors” section and:

•	the potential for continued or increased armed conflicts in the Middle East;

•	rapid technological developments and changes and our ability to introduce competitive new products and services on a timely, cost-effective basis;

•	our ability to attract and retain talent in key technological areas;

•	our ability to operate without our prior relationship to General Electric;

•	the continued availability of financing in the amounts, at the times and on the terms required to support our future operations and our levels of indebtedness;

•	our ability to implement effectively our growth strategy;

•	future investments;

•	growth rates and general domestic and international economic conditions, including currency exchange rate fluctuations;

•	our mix of products and services;

•	customer demand for our products and services;

•	our ability to market our products and services effectively;

•	the length of life cycles for the products and services we offer;

•	increasing price and product and services competition by U.S. and foreign competitors, including new entrants;

•	our ability to protect our intellectual property rights;

•	our ability to protect against security breaches and to protect our data centers from damage;

•	our ability to negotiate acquisitions and dispositions and to integrate acquired companies successfully;

•	changes in United States and foreign governmental regulations; and

•	the outcome of future litigation.

In addition, new risks and uncertainties could arise from time to time that could cause actual results or outcomes to differ from those expressed in the forward-looking statements, and it is impossible to predict these events or how they may affect us.

Item 7a. Quantitative and Qualitative Disclosures Regarding Market Risk

We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in interest rates and foreign currency exchange rates that could impact our financial condition, results of operations and cash flows. Prior to the recapitalization, General Electric managed these types of risks on our behalf as part of its company-wide management of market risks. Since the recapitalization, we have managed our exposure to these and other market risks through regular operating and financing activities. We may use derivative financial instruments on a limited basis as additional risk management tools and not for speculative investment purposes.

Interest Rate Risk. We are exposed to interest rate risk as a result of our outstanding debt obligations. Our interest rate risk profile changed substantially as a result of changes in the nature and amount of our indebtedness incurred in connection with the recapitalization. We plan to manage this risk through the use of a combination of fixed and variable rate debt. As of December 31, 2003, $405.5 million of our debt bears interest at variable rates. The interest rate on our $235.0 million reset notes was to be reset on September 27, 2003 for the balance of their six-year term. We are currently in discussions with GECC, the holder of the reset notes, concerning the interest rate on the reset notes. The maximum rate to which the interest rate may be reset is 17%, with amounts above 15% payable in kind at our option. Because the interest rate on the reset notes will reset to a market rate, we believe that the carrying value of the reset notes will approximate fair value. A one-point change in the interest rates on our variable-rate long-term debt would affect interest expense by approximately $4.0 million on an annual basis. We believe the interest rates on our variable-rate long-term debt reflect market rates and, therefore, we believe the carrying value of our variable-rate long-term debt approximates fair value.

Foreign Currency Risk. We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to minimize our exposure to these risks through our normal operating activities and, where appropriate, through foreign currency forward contracts. For the year ended December 31, 2003, approximately 40.3% of our total revenues were derived from customers outside of the United States, with approximately 37% of our total revenues denominated in currencies other than the United States dollar. We estimate that revenue and expenses for the year ended December 31, 2003 were higher by $15.0 million and $10.0 million, respectively, as a result of changes in exchange rates as compared to the year ended December 31, 2002. At December 31, 2003 we had $40.7 million of working capital (current assets minus current liabilities) denominated in foreign currencies. At December 31, 2003, we had no outstanding foreign currency forward contracts. The following table shows the approximate split of these foreign currency exposures by principal currency:

	Foreign Currency Exposure
	at December 31, 2003
		UK	Canadian		Total
	Euro	Pound	Dollar	Other	Exposure
Revenues (twelve months ended)	37%	38%	10%	15%	100%
Expenses (twelve months ended)	45%	25%	5%	25%	100%
Working Capital	40%	28%	10%	22%	100%

     A hypothetical 10% strengthening of the dollar during 2003 versus the foreign currencies in which we have exposure would have reduced revenue by approximately $13.5 million and reduced operating expenses by approximately $9.0 million, resulting in operating income of $4.5 million less than actually reported. Working capital at December 31, 2003 would have been approximately $4.1 million lower than actually reported if we had used this hypothetical stronger dollar. These numbers were estimated using the different hypothetical rate for the entire year and applying it evenly to all non United States dollar transactions.

Inflation. We believe that inflation has not had a material impact on our results of operations for the year ended December 31, 2003. However, we cannot assure you that future inflation would not have an adverse impact on our operating results and financial condition.

Item 8. Financial Statements and Supplementary Data

The report of independent auditors and financial statements are set forth below (see Item 15(a) for list of financial statements and financial statement schedules):

Independent Auditors’ Report

The Board of Directors
GXS Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of GXS Corporation and Subsidiaries (the Company) as of December 31, 2002 and 2003, and the related consolidated statements of operations, comprehensive loss, stockholder’s equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2003. In connection with our audits of the consolidated financial statements we have also audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in note 1 to the consolidated financial statements, on September 27, 2002, the Company consummated a recapitalization whereby Francisco Partners, L.P. acquired a 90% ownership interest in the Company from General Electric Company. In connection with the recapitalization, General Electric Company agreed to indemnify the Company against certain liabilities.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GXS Corporation and subsidiaries as of December 31, 2002 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on January 1, 2002.

/s/ KPMG LLP

Baltimore, Maryland
March 26, 2004

GXS CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2002 and 2003
(In thousands of dollars, except per share amounts)

	2002	2003
Assets
Current assets:
Cash and cash equivalents	$37,333	$46,730
Receivables:
Trade (note 3)	63,506	53,069
Other	5,735	4,178
General Electric Company (note 3)	3,625	5,081
Deferred income taxes (notes 1 and 10)	16,151	1,729
Prepaid expenses and other assets	9,927	8,660

Total current assets	136,277	119,447
Investment in affiliates (note 5)	3,485	2,929
Property and equipment, net (note 6)	156,900	133,869
Goodwill (note 7)	11,481	11,929
Deferred income taxes (notes 1 and 10)	249,053	3,034
Deferred financing costs	11,645	15,886
Other assets	3,836	4,342

Total Assets	$572,677	$291,436

Liabilities, Minority Interest and Stockholder’s Equity (Deficit)
Current liabilities:
Trade payables (note 4)	$22,007	$12,139
Deferred income	10,545	10,368
Accrued expenses and other liabilities (note 9)	62,550	63,405

Total current liabilities	95,102	85,912
Long-term debt (note 8)	409,562	405,520
Other liabilities	8,700	23,929

Total liabilities	513,364	515,361

Minority interest	1,317	810

Commitments and contingencies (notes 11, 12, 14 and 15)
Stockholder’s equity (deficit):
Common stock $1.00 par value, authorized, issued and outstanding 100 shares	—	—
Additional paid-in capital	242,349	258,386
Accumulated deficit	(174,339)	(477,616)
Foreign currency translation	(10,014)	(5,505)

Total stockholder’s equity (deficit)	57,996	(224,735)

Total Liabilities, Minority Interest and Stockholder’s Equity (Deficit)	$572,677	$291,436

See accompanying notes to consolidated financial statements

GXS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2001, 2002 and 2003
(In thousands)

	2001	2002	2003
Revenues (note 3)	$464,179	$409,454	$363,469
Costs and operating expenses:
Cost of revenues	292,654	245,307	205,959
Sales and marketing	119,448	73,331	73,611
General and administrative	45,295	41,176	39,919
Gain on sales of assets (note 6)	(8,576)	—	(700)
Restructuring and related charges (note 15)	9,421	18,406	26,671
Asset impairment charges (note 16)	4,287	5,425	6,500
Corporate charges from General Electric Company (note 4)	12,940	7,331	—

Operating income (loss)	(11,290)	18,478	11,509
Other income (expense):
Gain on sale of investments (note 5)	144,638	—	—
Proportional share of losses in investee companies and investment write-downs	(23,417)	(4,668)	(679)
Professional fees related to recapitalization	—	(30,085)	—
Write-off of deferred financing costs (note 8)	—	—	(5,548)
Interest income (note 4)	6,570	1,285	750
Interest expense (notes 4 and 8)	(5,334)	(14,526)	(50,967)
Other income (expense), net (note 4)	6,705	(83)	1,248

Income (loss) before income taxes	117,872	(29,599)	(43,687)
Provision for income taxes (note 10)	49,278	9,858	259,590

Net income (loss)	$68,594	$(39,457)	$(303,277)

See accompanying notes to consolidated financial statements

GXS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
Years ended December 31, 2001, 2002 and 2003
(In thousands)

	2001	2002	2003
Net income (loss)	$68,594	$(39,457)	$(303,277)
Foreign currency translation adjustments	190	9,671	4,509
Change in unrealized gain on marketable equity securities, net of income tax	(119,415)	—	—

Comprehensive loss	$(50,631)	$(29,786)	$(298,768)

See accompanying notes to consolidated financial statements

GXS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholder’s Equity (Deficit)
Years ended December 31, 2001, 2002 and 2003
(In thousands)

						Due from
				Foreign	Unrealized	General	Total
			Retained	currency	gain on	Electric	Stockholder’s
	Common	Additional	earnings/	translation	marketable	Company	equity
	stock	paid-in capital	(deficit)	adjustments	securities	and affiliates	(deficit)
Balance at December 31, 2000	$—	$—	$605,739	$(19,875)	$119,415	$(389,176)	$316,103
Net income	—	—	68,594	—	—	—	68,594
Foreign currency translation adjustments	—	—	—	190	—	—	190
Change in unrealized gain on equity securities, net of income tax	—	—	—	—	(119,415)	—	(119,415)
Net transfers to General Electric Company and affiliates	—	—	—	—	—	(137,978)	(137,978)

Balance at December 31, 2001	—	—	674,333	(19,685)	—	(527,154)	127,494
Net loss	—	—	(39,457)	—	—	—	(39,457)
Foreign currency translation adjustments	—	—	—	9,671	—	—	9,671
Distribution to General Electric in connection with recapitalization	—	—	(350,000)	—	—	—	(350,000)
Net deferred tax assets resulting from U.S. tax election in connection with Recapitalization	—	239,309	—	—	—	—	239,309
Net transfers from General Electric Company and affiliates	—	—	—	—	—	67,939	67,939
Elimination of amounts due from General Electric Company and affiliates	—	—	(459,215)	—	—	459,215	—
Contributions from General Electric Company (note 1)	—	3,040	—	—	—	—	3,040

Balance at December 31, 2002	—	242,349	(174,339)	(10,014)	—	—	57,996
Net loss	—	—	(303,277)	—	—	—	(303,277)
Foreign currency translation adjustments	—	—	—	4,509	—	—	4,509
Capital contribution by GXS Holdings in connection with acquisition of Celarix, Inc. (note 17)	—	600	—	—	—	—	600
Contributions from General Electric Company (note 1)	—	12,456	—	—	—	—	12,456
Other (note 10)	—	2,981	—	—	—	—	2,981

Balance at December 31, 2003	$—	$258,386	$(477,616)	$(5,505)	$—	$—	$(224,735)

See accompanying notes to consolidated financial statement

GXS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2001, 2002 and 2003
(In thousands)

	2001	2002	2003
Cash flows from operating activities:
Net income (loss)	$68,594	$(39,457)	$(303,277)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	41,943	47,768	47,346
Asset impairment charges	4,287	5,425	6,500
Gain on sales of assets	(8,576)	—	(700)
Gain on sale of investment	(144,638)	—	—
Deferred income taxes	1,907	(1,788)	263,422
Write-off of deferred financing costs	—	—	5,548
Amortization of deferred financing costs and debt discount	—	2,326	3,558
Minority interest	(440)	(545)	(507)
Proportionate share of losses in investee companies and investment write-downs	23,417	4,668	679
Changes in operating assets and liabilities, net of effect of business acquisition:
Decrease in receivables	10,803	11,947	11,249
(Increase) decrease in prepaid expense and other assets	(3,433)	(1,236)	760
Decrease in accounts payable	(16,471)	(10,356)	(9,868)
Decrease in deferred income	(5,315)	(2,176)	(1,608)
Increase (decrease) in other liabilities	10,579	(2,804)	16,084
Other	2,885	(4,604)	(424)

Net cash provided by (used in) operating activities	(14,458)	9,168	38,762

Cash flows from investing activities:
Purchases of property and equipment	(73,159)	(37,815)	(29,395)
Acquisition of minority interests in affiliates	—	(6,000)	—
Proceeds from sales of assets	11,245	—	600
Proceeds from sales of investments	154,372	—	—
Purchase of investments	(9,286)	—	—
Other	(213)	—	—

Net cash provided by (used in) investing activities	82,959	(43,815)	(28,795)

Cash flows from financing activities:
Distribution to General Electric Company in connection with the Recapitalization	—	(350,000)	—
Net transfers (to) from General Electric Company and affiliates	(137,978)	67,939	—
Short-term borrowings (repayments), net	37,448	(43,922)	—
Payment of capital lease obligation	(736)	(18,464)	—
Repayment of long-term debt	—	(438)	(174,562)
Proceeds from long-term debt issuances	—	410,000	169,750
Proceeds from sale and leaseback transaction	19,200	—	—
Capital contributions from General Electric Company	—	3,040	12,456
Payment of financing costs	—	(11,621)	(12,577)

Net cash provided by (used in) financing activities	(82,066)	56,534	(4,933)

Effect of exchange rate changes on cash	(531)	813	4,363

Increase (decrease) in cash and cash equivalents	(14,096)	22,700	9,397
Cash and cash equivalents, beginning of year	28,729	14,633	37,333

Cash and cash equivalents, end of year	$14,633	$37,333	$46,730

Supplemental disclosure of non-cash investing and financing activities:

In connection with the acquisition of Celarix, GXS Holdings issued common and preferred stock with an estimated fair value of $600. Such amount has been reflected as an increase to additional paid-in capital with a corresponding amount allocated to the fair value of assets purchased and liabilities assumed.

See accompanying notes to consolidated financial statements

GXS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2001, 2002 and 2003
(In thousands, except per share amounts)

(1) Business and Basis of Presentation

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

On June 21, 2002, GE, GE Investments and Global Acquisition Company, a wholly owned subsidiary of Francisco Partners, L.P., (Francisco Partners) signed a definitive agreement to effect a recapitalization (the Recapitalization Agreement) of the Company. The recapitalization was consummated on September 27, 2002 (the Recapitalization) and resulted in the Company issuing $175,000 of debt under a senior term loan agreement and $235,000 of debt under a senior subordinated reset note agreement (see note 8). Proceeds, in the amount of $350,000, were distributed by the Company to GE pursuant to terms of the Recapitalization Agreement. In addition, Francisco Partners and its co-investors, through a direct or indirect subsidiary, acquired 90% of the outstanding common stock of GXS Holdings for $407,773. The Company incurred $30,085 of fees to consummate the Recapitalization including $20,000 for services rendered by Francisco Partners.

The Recapitalization was accounted for as a leveraged recapitalization since greater than 5% of the voting common stock of GXS Holdings was retained by GE. Under leveraged recapitalization accounting, the transfer of a controlling interest in GXS Holdings to Francisco Partners does not result in a change in the accounting basis in the assets and liabilities of GXS Holdings or its subsidiaries including GXS Corporation. Accordingly, the assets and liabilities of GXS Corporation have been recorded at their historical cost basis in the accompanying consolidated financial statements. Additionally, the costs incurred to effect the Recapitalization have been expensed as incurred.

The Recapitalization Agreement, together with a number of ancillary agreements, govern the Company’s relationship with GE following the recapitalization and provide for the allocation of intellectual property, employee benefits, tax and other liabilities and obligations relating to periods prior to the Recapitalization and include an employee lease agreement that terminated on December 31, 2002. In addition, GE has agreed to reimburse the Company for certain defined operating and restructuring costs following the Recapitalization. During the years ended December 31, 2002 and 2003, GE has reimbursed the Company approximately $ 3,000 and $9,600 of these costs, respectively. These costs include approximately $1,200 of costs and expenses incurred with closing a data center in Rockville, Maryland, $2,700 of costs incurred in connection with a services agreement with WorldCom, $2,200 for notice pay and severance in connection with a reduction in force, $1,500 for costs and expenses incurred for rebranding products and implementing an internal computer infrastructure, $1,200 representing payments made on behalf of certain employees in the United Kingdom covered under the GE pension plan, $600 for an interest subsidy payment, $600 for certain taxes and $2,600 representing certain employee compensation payments made following the closing of the Recapitalization. In addition, GE paid the Company $2,900 as a post closing adjustment related to the Recapitalization. These amounts have been expensed in the accompanying consolidated statements of operations and the reimbursements are reflected as contributions to additional paid-in capital.

Additionally, in connection with the Recapitalization, GE agreed to reimburse the Company for the managed network fee related to the portion of the network being used by them following the

GXS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2001, 2002 and 2003
(In thousands, except per share amounts)

Recapitalization. Reimbursements during the years ended December 31, 2002 and 2003 of approximately $1,750 each were credited to cost of revenues. During 2003, the Company transitioned its telecommunications infrastructure to new providers and, the network management arrangement with the former primary provider was terminated. Accordingly, the managed network fee and the related GE reimbursement were eliminated during 2003.

In connection with the Recapitalization, the Company’s acquiror and the acquirors common parent have made an election under US Income Tax Regulations that allows the Company to revalue its assets and liabilities for income tax purposes. The tax benefit of the revaluation was approximately $242,000. Such benefit was reflected as a contribution to additional paid-in capital.

(2) Summary of Significant Accounting Policies

(a) Consolidation

The consolidated financial statements represent the consolidation of all companies in which the Company directly or indirectly has a majority ownership and controls the operations. All significant intercompany transactions and balances have been eliminated in the consolidation. Investments in companies in which the Company has a 50% or less ownership interest but can exercise significant influence over the investee’s operations and policies are accounted for under the equity method of accounting. The Company uses the cost method to account for investments where it holds less than a 20% ownership interest and where it cannot exercise significant influence over the investee’s operations and policies. At each reporting period, the Company assesses the fair value of its investments to determine if any impairment has occurred. To the extent the Company’s carrying value exceeds the estimated fair value and such loss is considered to be an other than temporary decline, the Company records an impairment charge.

(b) Foreign Currency

The financial statements of subsidiaries located outside of the United States are measured using the local currency as the functional currency. Assets, including goodwill, and liabilities are translated at the rates of exchange at the balance sheet date. Income and expense items are translated at average monthly rates of exchange. The resulting translation gains and losses are included as a separate component of other comprehensive income included in stockholder’s equity. Gains and losses from transactions in foreign currency are included in the determination of net income (loss). Aggregate gains on foreign currency transactions for the years ended December 31, 2001 and 2002 were $196 and $1,062, respectively. Aggregate losses on foreign currency transactions for the year ended December 31, 2003 was $533. These amounts are included in other income (expense) in the consolidated statements of income (loss).

(c) Cash and Cash Equivalents

For purposes of the consolidated statement of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash equivalents consist primarily of overnight interest bearing deposits.

(d) Revenue Recognition

The Company generates revenues from three principal sources:

GXS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2001, 2002 and 2003
(In thousands, except per share amounts)

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

For arrangements with more than one element of revenue, the Company allocates revenue to each component based on vendor specific objective evidence (VSOE), in accordance with the criteria established in AICPA Statement of Position 97-2, Software Revenue Recognition, as amended, or Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, as appropriate. VSOE for software maintenance is based on contractual renewal rates. Professional services are separately priced and are based on standard hourly rates determined by the nature of the service and the experience of the professional performing the service.

(e) Property and Equipment

Property and equipment are stated at cost. Depreciation on property and equipment is calculated on accelerated methods over the estimated useful lives of the assets over lives of three to forty years. Software and leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Property and equipment includes costs related to the development of internal use software pursuant to the guidance in AICPA Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. During the years ended December 31, 2001, 2002 and 2003, the Company capitalized costs related to the development of internal use software of $33,340, $26,860 and $19,519, respectively.

(f) Goodwill

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. As of December 31, 2003, the Company has unamortized goodwill in the amount of $11,929. During 2003, the Company completed impairment testing and determined that no impairment charge was necessary.

Had the Company adopted SFAS No. 142 on January 1, 2001, net income would have been $72,793 for the year ended December 31, 2001.

GXS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2001, 2002 and 2003
(In thousands, except per share amounts)

(g) Capitalized Software Costs

Costs incurred in the development of software sold externally are charged to expense until technological feasibility, as defined by Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed has been established. The Company uses the working model method to establish technological feasibility. Accordingly, the Company does not capitalize costs as there is generally a short period of time between the date technological feasibility is achieved and the date when the product is available for general release.

(h) Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

As of January 1, 2002, the Company adopted the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets to account for the impairment of its long-lived assets. Prior to January 1, 2002 the Company accounted for the impairment of long-lived assets under SFAS No. 121. These Statements require that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If these assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(i) Research and Development

Research and development costs are expensed as incurred. Research and development costs amounted to $31,137, $15,246 and $9,058 for the years ended December 31, 2001, 2002 and 2003, respectively.

(j) Employee Benefits

Prior to the Recapitalization, employees and retirees of the Company and its affiliates participated in a number of employee benefit plans maintained by GE and its affiliates. Following the Recapitalization, GE retained all liabilities under these benefit plans. The principal benefit plans are discussed below, other plans are not significant individually or in the aggregate.

Retirement Benefits – The principal pension plan benefits were provided under the GE Pension Plan, a defined benefit plan, which provided benefits to certain U.S. employees of the Company based on the greater of a formula recognizing career earnings or a formula recognizing length of service and final average earnings. Eligible employees also participated in the GE Savings and Security Program, a defined contribution plan. Under this plan, eligible employees could invest a portion of their earnings (generally up to 7% with GE matching 50% of the first 7% contributed, and an additional 10% without any employer matching) in various program funds.

Health and Life Benefits – The principal health and life plan benefits were covered under the GE Life, Disability and Medical plan, a health and welfare plan, which provided benefits to pay medical expenses, flexible spending accounts for otherwise unreimbursed expenses, short-term disability benefits and life and accidental death and dismemberment insurance benefits. Retirees shared in the cost of healthcare benefits.

The cost of employee benefits billed by GE to the Company was $23,932, $19,545 and $0 for the years ended December 31, 2001, 2002, and 2003, respectively.

GXS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2001, 2002 and 2003
(In thousands, except per share amounts)

Following the Recapitalization, the Company and its subsidiaries sponsor a number of employee benefit programs. At December 31, 2003, the Company was the sponsor of defined benefit pension plans in Germany and the Netherlands and was still participating in a GE sponsored plan in the Philippines.

(k) Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The results of the Company’s operations in the United States through the date of the Recapitalization were included in GE’s consolidated U.S. Federal tax return and certain combined state income tax returns. Current tax liabilities and receivables relating to the Company’s operations prior to the Recapitalization have been transferred to GE. Non-U.S. operations record income tax assets and liabilities generally on a stand-alone basis. The Company’s results following the Recapitalization are no longer included in GE’s consolidated U.S. Federal tax return.

(l) Derivative Instruments

The Company applies the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Under SFAS No. 133, all derivative instruments (including certain derivative instrument embedded in other contracts) are recognized in the balance sheet at their fair value and changes in the fair value are recognized immediately in income, unless the derivatives qualify as hedges of cash flows. For derivatives qualifying as hedges of future cash flows, the effective portion of the changes in the fair value is recorded temporarily in equity, and then recognized in income along with the related effects of the hedged items. Any ineffective portion of hedges is reported in income as it occurs. During the years ended December 31, 2001, 2002 and 2003, the Company did not hold any derivative instruments.

(m) Stock Option Plan

The Company applies the intrinsic-value based method of accounting prescribed by Accounting Principles Board (ABP) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of the grant only if current market price of the underlying stock exceeds the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting. As discussed in note 13, GXS Holdings has issued certain options to employees of the Company. If the Company adopted SFAS No. 123, the Company would have valued options using the minimum value method. Had the Company recorded the cost of options under this method, the Company’s net loss for the years ended December 31, 2002 and 2003 would not have been materially different.

(n) Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, receivables, trade payables, accrued expenses, other liabilities and long-term debt. Generally, their carrying amounts approximate fair value because of the short-term maturity of these instruments. The fair value of the Company’s long-term debt is discussed further in note 8.

GXS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2001, 2002 and 2003
(In thousands, except per share amounts)

(o) Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates. Significant estimates used in preparing the consolidated financial statements include recovery of long-lived assets, valuation of receivables and valuation of deferred tax assets. In addition, estimates are required to recognize revenue for arrangements with multiple deliverables and to assess the stage at which software development costs should be capitalized.

(p) Reclassifications

Certain amounts in the 2001 and 2002 consolidated financial statements have been reclassified to conform to the current year presentation.

(q) Recently Adopted Accounting Standards

In June 2001, the Financial Accounting Standards Board, or FASB issued Statement No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also would record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation would be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company was required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 had no material effect on the Company’s financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for a cost associated with the exit of disposal activity be recognized when incurred at fair value. SFAS No. 146 eliminates the definition and requirements of EITF Issue 94-3. SFAS No. 146 was effective for exit or disposal activities that were initiated after December 31, 2002. The Company followed the guidance in SFAS No. 146 to account for restructuring activities that occurred in 2003.

In December 2003, the FASB, issued Financial Interpretation Number 46 Revised (FIN 46R), Consolidation of Variable Interest Entities. FIN 46R addresses how a business should evaluate whether it has a controlling financial interest in an entity other than voting rights and, accordingly, should consolidate the entity. FIN 46R was effective for the Company as of December 31, 2003. Management has evaluated the provisions of FIN 46R and does not believe the Company is a participant in any entity requiring consolidation by the interpretation.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“ SFAS No. 150"). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or as an asset in some circumstances). Many of these instruments were previously classified as equity. Some of the provisions are consistent with the current definition of liabilities in FASB Concepts Statements No. 6, Elements of Financial Statements. SFAS No. 150 became effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not have an impact on the Company's consolidated financial statements.

GXS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2001, 2002 and 2003
(In thousands, except per share amounts)

(3) Revenues and Receivables

The Company provides e-commerce and network services to various GE businesses in the normal course of business. Sales to GE businesses and affiliates amounted to approximately $30,564, $28,901 and $32,612 for years ended December 31, 2001, 2002 and 2003, respectively. Trade receivables as of December 31, 2002 and 2003 resulting from normal trade activity with GE were $549 and $5,081, respectively. Pursuant to the terms of the Recapitalization Agreement, GE is required for the two-year period ending September 27, 2004, to maintain its affiliates’ respective business arrangements with the Company on terms and conditions substantially similar to those in effect at the time of the completion of the Recapitalization and to continue to purchase products and services from the Company totaling $30,600 in each of the four calendar quarters ending September 2003 and September 2004. For the twelve-month period ending September 30, 2003, the Company considered GE to have met the obligation based on sales plus orders placed during the quarter. In order to meet its obligations, GE will need to purchase products and services of approximately $22,500 during the nine months ending September 30, 2004.

After September 30, 2004, GE will have no further obligation to purchase products and services from the Company, except for multi-year contracts in effect at that date. After September 30, 2004, there can be no assurance that GE will continue to purchase products and services in the same amounts as in 2002 and 2003.

The allowance for doubtful accounts and sales allowances were $9,565 and $11,345 at December 31, 2002 and 2003, respectively.

No customer represented more than 10% of revenues in 2002 or 2003. Sales to one non-related customer were 11% of revenues in 2001.

As of December 31, 2003, the Company had operations in approximately twenty-five foreign countries. Receivables from customers in foreign countries were $27,560 and $24,704 at December 31, 2002 and 2003, respectively. Revenues generated by the Company’s foreign subsidiaries were $130,730, $128,851 and $139,230 for years ended December 31, 2001, 2002 and 2003, respectively. Of such amount the United Kingdom generated revenues of $46,100, $48,134 and $51,679 for years ended December 31, 2001, 2002 and 2003, respectively. No other country generated more than 10% of the Company’s revenues.

(4) Other Related Party Transactions

Trade payables as of December 31, 2002 and December 31, 2003 resulting from normal activity with GE were $1,605 and $1,177. The Company participated, until the Recapitalization, in pooled treasury operations with GE in most countries in which it has activity. As part of this pooled activity, the Company earned interest on balances on deposit with GE and paid interest when local operations borrowed money from the pool. The Company had net interest income of $1,236 in 2001, virtually all of which was related to GE. During 2002, the Company earned net interest income from GE of $1,285. Effective with the Recapitalization, the Company conducts its own treasury operations.

GE has provided a variety of services to the Company. These services have included administering certain employee benefit plans and paying related claims, provision of voice telecommunication services, outsourcing of certain functions, centralized financial and administrative activities involved with transaction processing, centralized purchasing of desk top software and other corporate services. Such services have been charged to the Company as utilized by the Company. Billings for these services, which are included in operating expenses, amounted to $57,038, $58,841 and $13,044 for the years ended December 31, 2001, 2002 and 2003, respectively. As part of the Recapitalization, GE will continue to provide these services on an as needed basis until September 2004. The Company has migrated most of these services to alternative providers, or brought some of the services in-house. The remaining services will be migrated to alternative providers or brought in-house during the first half of 2004. Management believes that the amounts paid to GE approximate the cost at which these services could be obtained from a third party. In addition, management believes that the methods used by GE to allocate expenses incurred by them on the Company’s behalf, prior to the Recapitalization were reasonable.

GXS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2001, 2002 and 2003
(In thousands, except per share amounts)

The Company entered into an agreement with GE Capital Corporation (GECC) in 2000 in which the Company agreed to select a vendor for certain products and services in which GECC had an investments, in exchange for the right to share in any gains on the sale of the investment. GECC made payments to the Company of $6,250 for the year ended December 31, 2001 under the agreement. The amount is included in other income (expense) in the consolidated statements of operations. No future payments to the Company will be made under this agreement.

Prior to the Recapitalization, GE also provided certain centralized services, such as compensation and benefit plan design, tax planning, marketing support, treasury, auditing, public company reporting, and various other corporate expenses which the Company paid for with an annually agreed corporate charge. This corporate charge amounted to $12,940 for the year ended December 31, 2001 and $7,331 for the nine months ended September 30, 2002 . No amounts have been paid to GE for these services subsequent to the Recapitalization.

In connection with the Recapitalization, the Company entered into an agreement with Francisco Partners under which the Company has agreed to pay to Francisco Partners a fee of $2,000 annually plus expenses for financial advisory and consulting services. Francisco Partners has informed the Company of its intent to defer receipt of the fee. The expense related to the management fee amounted to $500 and $2,000 for the years ended December 31, 2002 and 2003, respectively. The Company reimbursed Francisco Partners for additional expenses of $346, which were incurred during 2003. As of December 31, 2002 and 2003, the Company owed Francisco Partners $500 and $3,071, respectively, which are included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

(5) Investments

The Company has made a number of investments in distributors, value added resellers and companies engaged in providing transaction management infrastructure and related products and services. Investments consist of the following at December 31:

	2002	2003
Equity method investments	$526	$608
Cost method investments	2,959	2,321

Total	$3,485	$2,929

Revenues, results of operations and net assets of the investee companies were not significant for the years ended December 31, 2001 and 2002. Revenues earned from sales to these affiliates were $4,714, $2,176 and $551 for the years ended December 31, 2001, 2002 and 2003, respectively.

During 2001, the Company disposed of its interest in a Japanese joint venture. The Company received proceeds from the sales of $154,372 and recorded a gain of $144,638. Such gain is included in gain on sales of investments in the consolidated statements of operations.

(6) Property and Equipment

Property and equipment consist of the following as of December 31:

GXS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2001, 2002 and 2003
(In thousands, except per share amounts)

	2002	2003
Land and improvements	$634	$634
Buildings, structures and related equipment	14,864	12,313
Computer equipment and furniture	240,644	242,184
Computer software	163,805	169,041
Equipment leased to others	475	46
Leasehold improvements	22,288	16,641

	442,710	440,859
Less accumulated depreciation and amortization	285,810	306,990

Total	$156,900	$133,869

Property and equipment held outside the United States at December 31, 2002 and 2003 was $20,617 and $14,652, respectively.

During 2001, the Company sold for $11,245, in two separate transactions, internally developed software and certain other assets and recognized gains of $8,576 in the aggregate. During 2003 the Company sold certain software and other assets relating to its I400 software product and recognized a gain of $700. These amounts are included in gains on sale of assets in the consolidated statements of operations.

(7) Goodwill

The following represents a summary of changes in goodwill for the years ended December 31:

	2001	2002	2003
Beginning of the year	$22,384	$11,096	$11,481
Additions	213	—	—
Amortization	(7,214)	—	—
Impairment charge	(4,287)	—	—
Other	—	385	448

End of the year	$11,096	$11,481	$11,929

In March 1999, the Company acquired an Irish operation which developed and marketed e-commerce software products for sale to small businesses for $9,365. The aggregate purchase, including transaction costs, exceeded the estimated fair value of the net tangible assets and identifiable intangible assets acquired by $8,781. This amount was allocated to goodwill and was being amortized over a five-year period. In 2001, the Company abandoned these operations and wrote-off the remaining goodwill of $4,287.

(8) Long-Term Debt

Long-term debt consists of the following at December 31:

GXS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2001, 2002 and 2003
(In thousands, except per share amounts)

	2002	2003
Term loan facility	$174,562	$—
New term loan facility	—	70,000
Senior secured floating rate notes, net of debt discount of $4,480	—	100,520
Senior subordinated reset notes	235,000	235,000

Long-term debt	$409,562	$405,520

Credit Facility:

The Company entered into a Credit Facility on September 27, 2002 which consisted of a $175,000 term loan facility (Term Loan Facility) and a $35,000 revolving credit facility (Revolving Credit Facility). To consummate the Recapitalization, the Company borrowed $175,000 under the Term Loan Facility and $235,000 under the Senior Subordinated Reset Notes (Reset Notes).

The Company entered into a New Credit Facility on March 21, 2003 consisting of a $70,000 term loan (the New Term Loan Facility) and a $30,000 revolving credit facility (the New Revolving Credit Facility). On March 21, 2003, the Company also issued $105,000 of Senior Secured Floating Rate Notes (Floating Notes) for proceeds of $99,750. These proceeds, cash on hand and the borrowings under the New Term Loan Facility were used to repay borrowings outstanding under the Term Loan Facility. In connection with the refinancing, the Company wrote off $5,548 of deferred financing costs that the Company had incurred in establishing the Term Loan and Revolving Credit Facilities.

The ability to borrow under the New Credit Facility is subject to a borrowing base, calculated monthly, at an amount equal to 90.0% of EDI Services Revenue for the immediately preceding six consecutive completed months. The New Term Loan Facility bears interest, at the Company’s option, at either a floating base rate plus 4.0% per annum or floating LIBOR plus 6.0% per annum. The New Revolving Credit Facility bears interest, at the Company’s option, at either a floating base rate plus 2.0% per annum or floating LIBOR plus 4.25% per annum. The base rate and LIBOR rate used to calculate the applicable interest rate on the New Term Loan Facility and the New Revolving Credit Facility may not be less than 4.25% and 2.25%, respectively. Outstanding borrowings under the New Term Loan Facility as of December 31, 2003 bear interest at a base rate of 4.25% plus 4.0%. Interest is payable monthly in arrears for base rate loans and on the last day of selected interest periods, but no later than every three months, for LIBOR rate loans. Borrowings outstanding under the New Term Loan Facility and the New Revolving Credit Facility mature on March 21, 2007.

The New Revolving Credit Facility enables the Company to obtain revolving credit loans and to issue letters of credit for working capital, acquisitions and general corporate purposes. At December 31, 2003, the Company had outstanding letters of credit of $8,900 and available borrowings of $21,100 under the New Revolving Credit Facility. The outstanding letters of credit relate to performance obligations of the Company. The Company pays 0.75% per annum on the unused portion of the New Revolving Credit Facility.

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

GXS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2001, 2002 and 2003
(In thousands, except per share amounts)

If the Company were to repay the borrowings under the New Credit Facility prior to the maturity date, the Company would be required to pay a prepayment premium equal to 1.00% of the maximum facility amount for each full or partial year remaining until the maturity date. If the New Credit Facility is repaid with the proceeds of a private placement of subordinated debt or equity, an initial public offering of equity or a sale of substantially all of the Company’s assets or stock, the prepayment premium would be reduced by half.

In addition, the New Credit Facility contains various covenants that restrict the Company from taking various actions and require the Company to achieve and maintain certain financial ratios.

Senior Secured Floating Rate Notes:

On March 21, 2003, the Company issued $105,000 of Senior Secured Floating Notes (Floating Notes) for proceeds of $99,750. The Floating Notes mature on July 15, 2008 and bear interest at a floating rate based on six-month LIBOR plus 9%, but never less than 12%. The interest rate at December 31, 2003 was 12%. The Floating Notes are secured by second-priority security interests in substantially all of the assets of GXS Corporation and its domestic subsidiaries and 66% of the stock of the Company’s material first-tier foreign subsidiaries. In addition, the Floating Notes are guaranteed fully and unconditionally by the Company’s domestic subsidiaries. The debt discount of $5,250 is being amortized over the life of the Floating Notes using the interest method. Amortization for the period from issuance through December 31, 2003 was $770. Interest is payable semi-annually in arrears on January 15 and July 15 of each year commencing on July 15, 2003.

The Floating Notes are redeemable at the option of the Company any time after October 1, 2004, in whole or in part, at a redemption price equal to par plus accrued and unpaid interest, plus a redemption premium. The premium is 3% for the twelve months ending October 1, 2005 reducing to 1.5% for the twelve months ending October 1, 2006. After October 1, 2006, the Floating Notes can be redeemed at par plus accrued and unpaid interest. Upon the occurrence of a change of control, as defined in the Indenture governing the Floating Notes, each holder of the Notes will have the right to require the Company to repurchase such holder’s notes at an offer price in cash equal to 101% of the aggregate principle amount thereof plus accrued and unpaid interest and liquidated damages, if any, thereon to the date of purchase.

In certain situations, the Company must offer to redeem outstanding Floating Notes with Excess Cash Flows as defined in the Indenture.

In addition to the restrictions on incurrence of indebtedness, the Company may not, and may not permit any of its subsidiaries to, directly or indirectly, create, incur, issue, assume, guarantee or allow to exist or otherwise directly or indirectly become liable, contingently or otherwise, for any indebtedness secured by any of the assets of the Company or any subsidiary of the Company in an aggregate principal amount, at any time, in excess of two times EDI Services Revenues, as defined, for the most recently ended two fiscal quarter period of the Company.

Senior Subordinated Reset Notes:

On September 27, 2002, the Company issued $235,000 of Reset Notes. The Reset Notes, which mature on September 27, 2009, bear interest at a rate of 12% until September 27, 2003. From and after September 27, 2003, interest on the notes will be reset, with such reset to be based on a variety of factors including the portion of the notes owned by GECC and the then current market conditions for similar securities. The Company is currently in discussions with GECC concerning the interest rate on the Reset Notes. If the interest rate on the Reset Notes is increased to the maximum rate of 17% from 12%, the Company’s annual interest expense would increase by $11.8 million, $7.1 million of which the Company would be required to pay in cash. For the period from September 27, 2003 to December 31, 2003, the Company accrued interest at a rate of 15%, the rate which management believes to be the best estimate of where the negotiations will conclude. Interest is payable semi-annually on April 15 and October 15 of each year commencing April 15, 2003. The Reset Notes are general unsecured obligations of the Company and are guaranteed by all of the Company’s domestic subsidiaries.

GXS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2001, 2002 and 2003
(In thousands, except per share amounts)

The Reset Notes were redeemable at the option of the Company anytime prior to September 27, 2003 at par plus accrued and unpaid interest. The Reset Notes are redeemable at the option of the Company, in whole or in part, at any time on or after September 27, 2006 at a redemption price equal to par plus accrued and unpaid interest, plus a declining redemption premium. In addition, at any time after September 27, 2003 and prior to September 27, 2005, the Company may on any one or more occasions redeem up to 35% of the aggregate principal amount of the Reset Notes at a redemption price of 100% of the principal amount thereof, plus accrued and unpaid interest, at the redemption date plus a premium, if any, as defined in the agreement, with the net cash proceeds of one or more equity offerings, provided that the redemption occurs within 90 days of the date of the closing of such equity offering. Upon the occurrence of a change of control, as defined in the Indenture governing the Reset Notes, each holder of the Reset Notes will have the right to require the Company to repurchase such holder’s notes at an offer price in cash equal to 101% of the aggregate principle amount thereof plus accrued and unpaid interest and liquidated damages, if any, thereon to the date of purchase.

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

Interest expense for the years ended December 31, 2002 and 2003 includes amortization of deferred financing costs of $2,326 and $2,788, respectively, and for the year ended December 31, 2003 includes amortization of the debt discount on the Floating Notes of $770. Interest paid for 2002 and 2003 was $1,909 and $40,645 respectively, including $30,550 paid to GE in 2003. During the year ended December 31, 2003 the Company capitalized interest costs of $1,000. The estimated fair value of the Company’s long-term debt at December 31, 2003 approximated its carrying value.

(9) Accrued Expenses and Other Liabilities

 The following represents a summary of other liabilities as of December 31:

	2002	2003
Employee compensation and benefits	$18,003	$16,037
Other taxes accrued	3,828	3,183
Accrued interest and deferred financing costs	12,606	14,123
Due to Francisco Partners	500	3,071
Other	27,613	26,991

Total	$62,550	$63,405

GXS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2001, 2002 and 2003
(In thousands, except per share amounts)

(10) Income Taxes

Prior to the Recapitalization, the results of the Company’s operations in the United States were included in GE’s consolidated U.S. federal tax return and certain combined state income tax returns. Current tax liabilities relating to the Company’s operations prior to the Recapitalization have been transferred to GE. Non-U.S. operations record income tax assets and liabilities generally on a stand-alone basis. Following the Recapitalization, the Company’s results are no longer being included in GE’s consolidated U.S. federal tax return.

The provisions for income taxes is shown below:

	2001	2002	2003
Current income taxes:
Federal	$35,926	$4,711	$(6,463)
State	1,761	(390)	(989)
Foreign	9,684	7,325	3,620

	47,371	11,646	(3,832)

Deferred income taxes:
Federal	1,816	(6,019)	205,872
State	500	112	45,561
Foreign	(409)	4,119	11,989

	1,907	(1,788)	263,422

Total	$49,278	$9,858	$259,590

Income taxes paid, including amounts paid to GE, were $45,709, $25,538 and $5,126 for 2001, 2002, and 2003, respectively. A reconciliation of the effective rate of the provision for income taxes to the statutory rate is as follows:

	2001	2002	2003
Statutory U.S. Federal income tax (benefit) rate	35.0%	(35.0%)	(35.0%)
Increase (reduction) in rate resulting from:
State and local tax	1.2%	(3.0%)	(5.7%)
Foreign taxes, including results of examinations and carrybacks	5.8%	11.1%	8.7%
U.S. residual tax on branch earnings	0.1%	—	7.9%
Research and expenditure tax credits	(0.4%)	(1.3%)	—
Changes in deferred income tax as a result of change in control	—	3.0%	—
U.S. income taxes on foreign earnings not previously taxed	—	28.0%	—
Changes in valuation allowance	0.1	30.5%	615.3%
Other	—	—	3.0%

Income tax expense	41.8%	33.3%	594.2%

GXS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2001, 2002 and 2003
(In thousands, except per share amounts)

Prior to completion of the Recapitalization, GE repatriated earnings from the Company’s foreign subsidiaries, which had previously not been taxed in the U.S. This resulted in additional income taxes of $8,284 in the year ended December 31, 2002. In addition, as a result of the change in control, the Company expects that deferred tax temporary differences will be taxed at different rates than those in effect when the Company was wholly owned by GE. This resulted in additional income taxes of $894 in the year ended December 31, 2002.

Deferred income tax balances reflect the impact of temporary differences between the carrying amount of assets and liabilities and their tax bases and are stated at tax rates expected to be in effect when taxes are actually paid or recovered.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31 are as follows:

	2002	2003
Deferred tax assets:
Accrued and other liabilities	$4,286	$20,807
Domestic net operating loss carryforwards	9,704	23,020
Foreign net operating loss carryforwards	6,414	9,842
Tax credit carryforwards	3,951	126
Unrealized loss on investment	—	3,865
Intangible assets	281,500	254,233
Property and equipment	—	791
Other	8,609	4,937

Gross deferred tax assets	314,464	317,621
Valuation allowance	(12,190)	(280,995)

Net deferred tax assets	302,274	36,626

Deferred tax liabilities:
Property and equipment	35,245	31,863
Other	1,825	—

Gross deferred tax liabilities	37,070	31,863

Net deferred tax assets	$265,204	$4,763

In connection with the Recapitalization, GXS made an election under US Income Tax Regulations that allowed it to revalue its assets and liabilities for income tax purposes. The tax benefit of the revaluation was approximately $242,000. Such benefit has been reflected as a contribution to capital in the accompanying consolidated statement of stockholder’s equity. During the year ended December 31, 2003 the Company finalized the calculation of the benefit which resulted in an additional credit to additional paid-in capital of $2,981.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in this assessment. Management believes the Company will achieve profitable operations in future years that will enable the Company to recover the benefit of its U.S. net deferred tax assets. However, the Company presently does not have

GXS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2001, 2002 and 2003
(In thousands, except per share amounts)

sufficient objective evidence to support management’s belief and, accordingly, has established a full valuation allowance in 2003 of $273,376 for its U.S. net deferred tax assets as required by generally accepted accounting principles. During the years ended December 31, 2002 and 2003, the Company increased its U.S. and foreign valuation allowances by $9,027 and $268,805, respectively. Recording this valuation allowance does not impact the Company’s ability to realize the benefit of this asset.

The Company has not recognized a deferred tax liability of approximately $3,700 for the undistributed earnings of its foreign operations that arose in 2003 and prior years because the Company currently does not expect those unremitted earnings to reverse and become taxable to the Company in the foreseeable future. A deferred tax liability will be recognized when the Company is no longer able to demonstrate that it plans to permanently reinvest undistributed earnings.

(11) Lease and Other Commitments

The Company is a lessee under various noncancelable operating lease arrangements for office space and equipment having terms expiring on various dates. Amounts are net of approximately $600 in sublease rents annually through December 2006. Approximately 15% of the aggregate lease commitments relate to space which is vacant and available for sublease at the Company’s corporate headquarter. As of December 31, 2003, future minimum lease payments are as follows:

2004	$17,271
2005	14,134
2006	12,211
2007	10,421
2008	8,722
2009 and thereafter	44,844

$107,603

Rent expense for operating leases was $39,097, $35,569 and $37,166 for the years ended December 31, 2001, 2002 and 2003, respectively. Rent expense includes $170, $186 and $296 for the years ended December 31, 2001, 2002 and 2003, respectively, billed by GE for office space and equipment.

In 2001, the Company sold certain computer equipment for $19,200 and leased it back for a 90-month period. The lease transaction was accounted for as a capital lease. The capital lease obligation was retired by GE in connection with the Recapitalization.

The Company has entered into several multi-year software maintenance agreements with a third-party vendor. Such agreements provide for payments of $1,628 in 2004, $556 in 2005 and $73 in 2006.

Minority shareholders of one of the Company’s consolidated subsidiaries have rights, in certain circumstances, to require the Company to purchase some or all of their ownership holdings at specified amounts. Management estimates that these specified amounts generally equate to the fair market value of the holders’ interest. Management estimates the potential obligation at December 31, 2003 to be approximately $1,600.

(12) Pension and Other Retirement Benefits

Following the Recapitalization, the Company sponsors a number of defined contribution plans which cover a substantial portion of the Company’s employees in the United States and various countries around the world. Contributions to these plans for the years ended December 31, 2002 and 2003 were $407 and $4,111, respectively. In addition, the Company sponsors one unfunded defined benefit plan which covers employees in our subsidiary in Germany. As of December 31, 2003, the Plans’ benefit obligation

GXS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2001, 2002 and 2003
(In thousands, except per share amounts)

was $11,232, which is accrued and included in accrued expenses and other liabilities in the consolidated balance sheet. Pension expense for the years ended December 31, 2001, 2002 and 2003 was $237, $220 and $483, respectively. The Plans’ benefit obligation was determined using a discount rate of 5.75%, and a compensation rate increase of 3.0%.

The Company does not sponsor any other defined benefit pension plans or any post retirement medical benefits plan.

(13) Stock Option Plan

GXS Holdings sponsors a stock option plan that provides for the grant of stock options and certain other types of stock-based compensation awards to employees, directors and consultants of the Company. The plan provides for the grant of awards to acquire up to 13,636 shares of GXS Holdings common stock (approximately 5% on a fully diluted basis). A summary of options granted, terminated and outstanding as of and during the period since the Recapitalization to December 31, 2003 is as follows:

Granted during 2002 and outstanding as of December 31, 2002	10,761
Granted	2,564
Terminated	(1,043)

Outstanding as of December 31, 2003	12,282

The options vest in various amounts over periods of up to eight years and were granted at $0.50 per share. As of December 31, 2003, 4,446 of the options were vested. The estimated fair value of the options using the minimum value method and the Black-Scholes model was approximately $0.07 per option. Such value assumes an option life of seven years and a risk free interest rate of 2.0%. The options are generally not exercisable until an initial public offering or seven years from the date of grant.

Upon exercise of the options, GXS Holdings has the right to repurchase the common stock for the lower of fair market value or the exercise price following termination of employment for cause or for fair market value following termination for other than cause. The repurchase right terminates upon the earlier of an initial public offering, which raises proceeds of at lease $75,000, or twelve months from the date of termination of employment. Fair market value is determined by the price of the stock on the last date before determination, if publicly traded, or by a committee of board of directors.

(14) Contingencies

In prior periods, the Company had a dispute with WorldCom Technologies, Inc. (WorldCom) relating to its Telecommunications Network Services Agreement (TNSA). On July 21, 2002, WorldCom and 200 of its subsidiaries filed for Chapter 11 Bankruptcy protection with the United States Bankruptcy Court for the Southern District of New York (Chapter 11 Case No. 02-13533). Pursuant to the Recapitalization Agreement, GE agreed to indemnify the Company against losses, damages, costs, expenses, liabilities, and obligations resulting from this matter. The Company entered into a settlement agreement with WorldCom and GE dated September 29, 2003 that resolved all claims pertaining to the Company and WorldCom through December 31, 2002 and established pricing that would apply for WorldCom services provided to the Company in 2003. The settlement agreement was approved in accordance with WorldCom’s bankruptcy proceeding and became effective on December 16, 2003. The Company also entered into a separate settlement agreement with GE. The settlement agreements did not have a material impact on the Company’s consolidated financial statements.

GXS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2001, 2002 and 2003
(In thousands, except per share amounts)

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

(15) Restructuring

During 2001, the Company adopted restructuring plans that involved the termination of 548 employees and the exit of a facility. In connection with the plan, the Company recognized charges for severance of $6,540 and lease termination and other costs of $651. The amounts were paid by the end of 2001. In connection with the plan, the Company recorded other asset write-offs in the amount of $2,230.

During 2002 and 2003, a series of restructuring activities took place in response to lower than expected market demand, with the Company taking actions to reduce the size of its back office activities, professional services and sales organizations and in 2003 actions were taken to darken a portion of the headquarters facility. The 2002 activities resulted in the termination of approximately 300 people resulting in a restructuring and related charge of $18,406, principally related to severance and related termination costs, costs associated with the closings of sales, services and engineering facilities and buy-out of certain equipment operating leases.

The 2003 activities resulted in the termination of approximately 90 people resulting in a restructuring and related charge of approximately $26,671, principally related to severance and related termination costs and costs associated with the closing of facility space. The amount recorded is net of amounts the Company expects to receive from subleasing vacated space at its headquarters. The facility charge takes the existing lease obligation less anticipated rental receipts to be received from existing and potential subleases. This requires significant judgments about the length of time the space will remain vacant, anticipated cost escalators and operating costs associated with the leases, the market rate at which the space will be subleased, and broker fees or other costs necessary to market the space. These judgments were based upon independent market analysis and assessment from experienced real estate brokers.

The following is a summary of the Company’s restructuring activities and the related obligations for the years ended December 31, 2001, 2002 and 2003:

	Severance	Facilities	Other	Total
Balance at January 1, 2001	$—	$—	$—	$—
Restructuring expense	6,123	135	3,163	9,421
Payments and other	(6,095)	(135)	(3,163)	(9,393)

Balance at December 31, 2001	28	—	—	28
Restructuring expense	10,967	2,824	4,615	18,406
Payments and other	(10,661)	(367)	(4,615)	(15,643)

Balance at December 31, 2002	334	2,457	—	2,791
Restructuring expense	13,573	12,650	448	26,671
Payments and other	(4,315)	(2,861)	(448)	(7,624)

Balance at December 31, 2003	$9,592	$12,246	$—	$21,838

As of December 31, 2003, the accruals for restructuring charges are expected to be paid as follows $12,797 in 2004; $1,665 in 2005; $1,443 in 2006; $1,111 in 2007; $816 in 2008; with the balance paid in various amounts through 2014.

(16) Asset Impairment Charges

During the year ended December 31, 2003, the Company recorded an impairment charge of $6,500 related to certain internally developed software for which management has estimated that future cash flows were less than the carrying value of the software. During the year ended December 31, 2002, the Company recorded an impairment charge of $5,425 primarily related to certain software under development for which the plans to

GXS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2001, 2002 and 2003
(In thousands, except per share amounts)

deploy were curtailed. During the year ended December 31, 2001, the Company recorded a goodwill impairment charge of $4,287 related to the abandonment of certain Irish operations as discussed in note 7.

(17) Acquisition of Celarix

On June 3, 2003, pursuant to a contract with GXS Holdings, Global eXchange Services, Inc. acquired substantially all of the assets of Celarix related to its logistics integration and visibility solutions business. Celarix’s logistics integration and visibility solutions help organizations to connect to logistics trading partners and retrieve, use and share shipment status information through their supply chains. The acquisition was completed to add a product offering to the Company’s existing suite of services. In consideration of the acquired assets, GXS Holdings issued 5,819 shares of preferred stock and 145,464 shares of common stock and the Company assumed liabilities related to existing customer contracts of Celarix. The issued shares will be held in escrow pending resolution of items described in the asset purchase agreement. The Company estimated the value of the GXS Holdings preferred stock and common stock issued to be approximately $600 and the value of the assumed liabilities to be approximately $1,300. The aggregate purchase price including the fair value of assumed liabilities was assigned to the assets acquired as follows:

Current assets	$461
Non-current assets	1,439

$1,900

On a pro forma basis, assuming the acquisition had been consummated on January 1, 2002, the Company’s unaudited revenue and net loss for the years ended December 31, 2002 and 2003 would have been as follows:

	2002	2003
Revenue	$414,505	$364,633
Net loss	$(47,526)	$(42,332)

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

(18) Subsequent Event (unaudited)

On February 13, 2004, Global eXchange Services, Inc. completed the acquisition of HAHT Commerce, Inc. (HAHT). Global eXchange Services acquired all of the capital stock of HAHT through a merger of a wholly owned subsidiary of Global eXchange Services, into HAHT for consideration of $15,000 in cash plus common and preferred shares of GXS Holdings, Inc. valued at approximately $15,000, subject to adjustment as provided in the Agreement and Plan of Merger, dated as of January 14, 2004.

HAHT Commerce is a provider of demand chain management applications that strategically automate, integrate and optimize order management, product information management, channel management, business intelligence and customer services between manufacturers, their channel partners and business customers.

GXS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2001, 2002 and 2003
(In thousands, except per share amounts)

During the twelve months ended April 30, 2003, HAHT had revenues of $16,292 and net loss of $12,368. As of April 30, 2003, HAHT had working capital of $1,772, long-lived assets of $293 and net worth of $3,959.

(19) Supplemental Condensed Consolidated Financial Information

The Senior Subordinated Reset Notes and the Senior Secured Floating Rate Notes issued by the Company are guaranteed by each of the Company’s U.S subsidiaries (the Subsidiary Guarantors). The Senior Subordinated Reset Notes and the Floating Notes are not, however, guaranteed by the Company’s foreign subsidiaries. The guarantees are full, unconditional and joint and several. The Subsidiary Guarantors are each wholly owned by the Company. The ability of the Company’s subsidiaries to make cash distributions and loans to the Company and Subsidiary Guarantors is not expected to be significantly restricted. The following supplemental financial information sets forth, on a consolidating basis, balance sheets, statements of operations and comprehensive income (loss), and statements of cash flows for the Company, Subsidiary Guarantors and the Company’s nonguarantor subsidiaries.

GXS CORPORATION AND SUBSIDIARIES
Condensed Consolidating Balance Sheet
December 31, 2002
(In thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$21,940	$15,393	$—	$37,333
Receivables	64	44,829	27,973	—	72,866
Other current assets	10,997	11,996	3,085	—	26,078
Advances to subsidiaries	19,044	1,746	16,436	(37,226)	—

Total current assets	30,105	80,511	62,887	(37,226)	136,277
Investments in affiliates	—	2,956	529	—	3,485
Investments in subsidiaries	186,624	37,006	—	(223,630)	—
Property and equipment, net	144	151,044	5,712	—	156,900
Goodwill, net	—	6,953	4,528	—	11,481
Deferred income taxes	251,295	—	13,621	(15,863)	249,053
Other noncurrent assets	—	14,712	769	—	15,481

	$468,168	$293,182	$88,046	$(276,719)	$572,677

Liabilities, Minority Interest, and Stockholder’s Equity
Current liabilities:
Trade payables	$—	$17,084	$4,923	$—	$22,007
Other current liabilities	610	47,941	24,544	—	73,095
Advances from affiliates	—	16,970	20,256	(37,226)	—

Total current liabilities	610	81,995	49,723	(37,226)	95,102
Long-term debt	409,562	—	—	—	409,562
Other liabilities	—	8,700	—	—	8,700
Deferred income taxes	—	15,863	—	(15,863)	—

Total liabilities	410,172	106,558	49,723	(53,089)	513,364
Minority interest	—	—	1,317	—	1,317
Stockholder’s equity	57,996	186,624	37,006	(223,630)	57,996

	$468,168	$293,182	$88,046	$(276,719)	$572,667

GXS CORPORATION AND SUBSIDIARIES
Condensed Consolidating Balance Sheet
December 31, 2003
(In thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$19,389	$27,341	$—	$46,730
Receivables	—	33,963	28,365	—	62,328
Other current assets	15	8,750	1,624	—	10,389
Advances to subsidiaries	262	176,669	96,517	(273,448)	—

Total current assets	277	238,771	153,847	(273,448)	119,447
Investments in affiliates	—	2,403	526	—	2,929
Investments in subsidiaries	203,797	33,472	—	(237,269)	—
Property and equipment, net	235	128,644	4,990	—	133,869
Goodwill, net	—	6,953	4,976	—	11,929
Other noncurrent assets	10,659	3,036	5,431	(11,750)	7,376
Deferred financing costs	15,886	—	—	—	15,886

	$230,854	$413,279	$169,770	$(522,467)	$291,436

Liabilities, Minority Interest, and Stockholder’s Equity (Deficit)
Current liabilities:
Trade payables	$1,311	$7,495	$3,333	$—	$12,139
Other current liabilities	15,319	40,797	17,657	—	73,773
Advances from affiliates	33,439	136,299	103,710	(273,448)	—

Total current liabilities	50,069	184,591	124,700	(273,448)	85,912
Long-term debt	405,520	—	—	—	405,520
Other liabilities	—	24,891	10,788	(11,750)	23,929

Total liabilities	455,589	209,482	135,488	(285,198)	515,361
Minority interest	—	—	810	—	810
Stockholder’s equity (deficit)	(224,735)	203,797	33,472	(237,269)	(224,735)

	$230,854	$413,279	$169,770	$(522,467)	$291,436

GXS CORPORATION AND SUBSIDIARIES
Condensed Consolidating Statement of Income (Loss) and Comprehensive Income (Loss)
Year ended December 31, 2001
(In thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$284	393,285	179,005	(108,395)	$464,179
Costs and operating expenses	4,157	387,734	173,901	(108,395)	457,397
Gains on sales of assets	—	(8,576)	—	—	(8,576)
Restructuring and related charges	—	8,319	1,102	—	9,421
Asset impairment charges	—	—	4,287	—	4,287
Corporate charge from General Electric Company	—	12,940	—	—	12,940

Operating income (loss)	(3,873)	(7,132)	(285)	—	(11,290)
Other income, net	—	126,065	3,097	—	129,162

Income (loss) before income taxes	(3,873)	118,933	2,812	—	117,872
Provision (benefit) for income taxes	(1,402)	41,405	9,275	—	49,278

Income (loss) before equity in income (loss) subsidiaries	(2,471)	77,528	(6,463)	—	68,594
Equity in income (loss) of subsidiaries	71,065	(6,463)	—	(64,602)	—

Net income (loss)	68,594	71,065	(6,463)	(64,602)	68,594
Foreign currency translation adjustments	—	—	190	—	190
Change in unrealized gain on marketable equity securities, net of tax	—	(119,415)	—	—	(119,415)

Comprehensive income (loss)	$68,594	$(48,350)	$(6,273)	$(64,602)	$(50,631)

GXS CORPORATION AND SUBSIDIARIES
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Year ended December 31, 2002
(Unaudited)
(In thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$349,903	$133,857	$(74,306)	$409,454
Costs and operating expenses	1,109	318,827	114,184	(74,306)	359,814
Restructuring and related charges	—	10,965	7,441	—	18,406
Asset impairment charges	—	5,425	—	—	5,425
Corporate charge from General Electric Company	—	7,331	—	—	7,331

Operating income (loss)	(1,109)	7,355	12,232	—	18,478
Other income, net	(28,123)	(23,430)	3,476	—	(48,077)

Income (loss) before income taxes	(29,232)	(16,075)	15,708	—	(29,599)
Provision (benefit) for income taxes	(11,547)	10,157	11,248	—	9,858

Income (loss) before equity in income (loss) of subsidiaries	(17,685)	(26,232)	4,460	—	(39,457)
Equity in income (loss) of subsidiaries	(21,772)	4,460	—	17,312	—

Net income (loss)	(39,457)	(21,772)	4,460	17,312	(39,457)
Foreign currency translation adjustments	—	—	9,671	—	9,671

Comprehensive income (loss)	$(39,457)	$(21,772)	$14,131	$17,312	$(29,786)

GXS CORPORATION AND SUBSIDIARIES
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Year ended December 31, 2003
(In thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$314,439	$140,352	$(91,322)	$363,469
Costs and operating expenses	192	290,364	120,255	(91,322)	319,489
Gains on sales of assets	—	(700)	—	—	(700)
Restructuring and related charges	—	25,987	684	—	26,671
Asset impairment charges	—	6,500	—	—	6,500

Operating income (loss)	(192)	(7,712)	19,413	—	11,509
Other income (expense), net	(57,647)	4,239	(1,788)	—	(55,196)

Income (loss) before income taxes	(57,839)	(3,473)	17,625	—	(43,687)
Provision (benefit) for income taxes	(1,485)	251,988	9,087	—	259,590

Income (loss) before equity in income (loss) of subsidiaries	(56,354)	(255,461)	8,538	—	(303,277)
Equity in income (loss) of subsidiaries	(246,923)	8,538	—	238,385	—

Net income (loss)	(303,277)	(246,923)	8,538	238,385	(303,277)
Foreign currency translation adjustments	—	—	4,509	—	4,509

Comprehensive income (loss)	$(303,277)	$(246,923)	$13,047	$238,385	$(298,768)

GXS CORPORATION AND SUBSIDIARIES
Condensed Consolidating Statement of Cash Flows
Year ended December 31, 2001
(In thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$68,594	$71,065	$(6,463)	$(64,602)	$68,594
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,407	23,868	15,668	—	41,943
Asset impairment charge	—	—	4,287	—	4,287
Deferred income taxes	6	2,310	(409)	—	1,907
Gain on sales of assets	—	(8,576)	—	—	(8,576)
Gain on sales of investments	—	(144,638)	—	—	(144,638)
Minority interest	—	—	(440)	—	(440)
Proportionate share of losses in investee companies and investment write-downs	—	23,318	99	—	23,417
Equity in net (income) loss of subsidiaries	(71,065)	6,463	—	64,602	—
Changes in operating assets and liabilities, net	(276)	323	(999)	—	(952)

Net cash provided by (used in) operating activities	(334)	(25,867)	11,743	—	(14,458)

Cash flows for investing activities:
Purchases of property and equipment	(24)	(56,528)	(16,607)	—	(73,159)
Proceeds from sale of assets	—	11,245	—	—	11,245
Proceeds from sales of investments	—	154,372	—	—	154,372
Purchases of investments	—	(9,286)	—	—	(9,286)
Other	—	—	(213)	—	(213)

Net cash provided by (used for) investing activities	(24)	99,803	(16,820)	—	82,959

Cash flows from financing activities:
Net contributions (to) from General Electric Company and affiliates	358	(88,221)	(50,115)	—	(137,978)
Short-term borrowings, net	—	—	37,448	—	37,448
Proceeds from sale and leaseback transaction	—	19,200	—	—	19,200
Payment of capital lease obligation	—	(736)	—	—	(736)

Net cash provided by (used for) financing activities	358	(69,757)	(12,667)	—	(82,066)

Effect of exchange rate changes on cash	—	—	(531)	—	(531)

Increase (decrease) in cash and cash equivalents	—	4,179	(18,275)	—	(14,096)
Cash and cash equivalents, beginning of year	—	914	27,815	—	28,729

Cash and cash equivalents, end of year	$—	$5,093	$9,540	$—	$14,633

GXS CORPORATION AND SUBSIDIARIES
Condensed Consolidating Statement of Cash Flows
Year ended December 31, 2002
(In thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(39,457)	$(21,772)	$4,460	$17,312	$(39,457)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	46,354	1,414	—	47,768
Asset impairment charge	—	5,425	—	—	5,425
Deferred income taxes	—	18,417	(20,205)	—	(1,788)
Minority interest	—	—	(545)	—	(545)
Proportionate share of losses in investee companies and investment write-downs	—	3,420	1,248	—	4,668
Equity in net (income) loss of subsidiaries	21,772	(4,460)	—	(17,312)	—
Changes in operating assets and liabilities, net	(11,212)	(23,768)	28,077	—	(6,903)

Net cash provided by (used in) operating activities	(28,897)	23,616	14,449	—	9,168

Cash flows for investing activities:
Purchases of property and equipment	—	(36,786)	(1,029)	—	(37,815)
Acquisition of minority interests in affiliates	—	(6,000)	—	—	(6,000)

Net cash provided by (used for) investing activities	—	(42,786)	(1,029)	—	(43,815)

Cash flows from financing activities:
Distribution to General Electric Company in connection with recapitalization	(350,000)	—	—	—	(350,000)
Net contributions from General Electric Company and affiliates	—	41,006	26,933	—	67,939
Advance (to) from subsidiaries	(19,044)	10,435	8,609	—	—
Repayment of short-term borrowings, net	—	—	(43,922)	—	(43,922)
Proceeds from issuance of long-term debt	410,000	—	—	—	410,000
Payment of long-term debt	(438)	—	—	—	(438)
Payment of capital lease obligation	—	(18,464)	—	—	(18,464)
Payment of financing costs	(11,621)	—	—	—	(11,621)
Capital contribution from General Electric Company	—	3,040	—	—	3,040

Net cash provided by (used for) financing activities	28,897	36,017	(8,380)	—	56,534

Effect of exchange rate changes on cash	—	—	813	—	813

Increase in cash and cash equivalents	—	16,847	5,853	—	22,700
Cash and cash equivalents, beginning of year	—	5,093	9,540	—	14,633

Cash and cash equivalents, end of year	$—	$21,940	$15,393	$—	$37,333

GXS CORPORATION AND SUBSIDIARIES
Condensed Consolidating Statement of Cash Flows
Year ended December 31, 2003
(In thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(303,277)	$(246,923)	$8,538	$238,385	$(303,277)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	44,564	2,782	—	47,346
Asset impairment charges	—	6,500	—	—	6,500
Deferred income taxes	257,938	(4,013)	9,497	—	263,422
Gain on sale of assets	—	(700)	—	—	(700)
Write-off of deferred financing costs	5,548	—	—	—	5,548
Amortization of deferred financing costs and debt discount	3,558	—	—	—	3,558
Minority interest	—	—	(507)	—	(507)
Equity in net loss of
subsidiaries	246,923	(8,538)	—	(238,385)	—
Changes in operating assets and	—	—	—	—	—
liabilities, net	(205,666)	233,203	(10,665)	—	16,872

Net cash provided by operating activities	5,024	24,093	9,645	—	38,762

Cash flows for investing activities:
Purchases of property and equipment	(91)	(27,244)	(2,060)	—	(29,395)
Proceeds from sale of assets	—	600	—	—	600

Net cash used for investing activities	(91)	(26,644)	(2,060)	—	(28,795)

Cash flows from financing activities:
Net contributions from General Electric Company and affiliates	12,456	—	—	—	12,456
Repayment of long-term debt	(174,562)	—	—	—	(174,562)
Proceeds from long-term debt issuances	169,750	—	—	—	169,750
Payment of financing costs	(12,577)	—	—	—	(12,577)

Net cash used for financing activities	(4,933)	—	—	—	(4,933)

Effect of exchange rate changes on cash	—	—	4,363	—	4,363

Increase (decrease) in cash and cash equivalents	—	(2,551)	11,948	—	9,397
Cash and cash equivalents, beginning of year	—	21,940	15,393	—	37,333

Cash and cash equivalents, end of year	$—	$19,389	$27,341	$—	$46,730

Global eXchange Services Limited
(Formerly GE Information Services limited)
31 December 2003

Independent Auditors’ Report

The Board of Directors and Stockholders

Global eXchange Services Limited:

We have audited the accompanying consolidated balance sheets of Global eXchange Services Limited (“GXS” or “the Company”) as at 31 December 2003 and 2002 and the related profit and loss accounts for each of the years in the three-year period ended 31 December 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GXS as at 31 December 2003 and 2002 and the results of their operations for each of the years in the three-year period ended 31 December 2003, in conformity with generally accepted accounting principles in the United Kingdom.

Accounting principles generally accepted in the United Kingdom vary in certain significant respects from accounting principles generally accepted in the United States of America. Information relating to the nature and effect of such differences is summarized in note 24 to the consolidated financial statements.

As more fully described in note 21 to the consolidated financial statements, GXS has adopted FRS 19 ‘Deferred Tax’ in the year ended 31 December 2002. Consequently, GXS’s consolidated financial statements for the year ended 31 December 2001 referred to above have been restated.

/s/ KPMG Audit Plc

London, United Kingdom
23 March 2004

Global eXchange Services Limited
(Formerly GE Information Services limited)
31 December 2003

Consolidated profit and loss account
for the year ended 31 December

		2003	2002	2001
	Note	£000	£000	£000
				(restated)
Turnover	3	32,852	37,475	36,859
Cost of sales		(8,816)	(10,665)	(13,307)

Gross profit		24,036	26,810	23,552
Administrative expenses		(15,571)	(15,011)	(17,791)
Other operating income		642	691	687

Operating profit		9,107	12,490	6,268
Exceptional charge	8	(751)	—	—
Interest receivable and similar income	9	1,430	768	485
Interest payable and similar charges	10	—	—	(22)

Profit on ordinary activities before taxation	4	9,786	13,258	6,731
Tax on profit on ordinary activities	11	(2,944)	(4,374)	(2,882)

Profit on ordinary activities after taxation		6,842	8,884	3,849
Dividends paid and proposed on preferred shares (net of capital contribution of £1,212,000 in 2002)	12	(999)	702	(1,253)

Retained profit for the financial year	20	5,843	9,586	2,596
Retained profit brought forward		15,675	6,089	3,493

Retained profit carried forward	20	21,518	15,675	6,089

The notes on pages 83 to 100 form part of these consolidated financial statements.

The movement in reserves is shown in note 20 to these consolidated financial statements.

The results in the above profit and loss account relate entirely to continuing operations.

The group has no recognised gains and losses other than those included in the profit and loss account above and therefore no separate statement of total recognised gains and losses has been presented.

Global eXchange Services Limited
(Formerly GE Information Services limited)
31 December 2003

Consolidated balance sheet
at 31 December

		2003	2003	2002	2002
	Note	£000	£000	£000	£000
Fixed assets
Intangible assets	13		355		1,967
Tangible assets	14		703		892

			1,058		2,859
Current assets
Debtors: amounts falling due within one year	15	14,643		13,905
Debtors: amounts falling due after more than one year	15	34,090		25,406
Cash at bank and in hand		3,230		675

		51,963		39,986
Creditors: amounts falling due within one year	16	(9,649)		(5,697)

Net current assets			42,314		34,289

Total assets less current liabilities			43,372		37,148
Provisions for liabilities and charges	17		(854)		(473)

Net assets			42,518		36,675

Capital and reserves
Called up share capital	19		21,000		21,000
Profit and loss account			21,518		15,675

Shareholders’ funds
Equity			23,518		17,675
Non-equity	19		19,000		19,000

			42,518		36,675

Global eXchange Services Limited
(Formerly GE Information Services limited)
31 December 2003

Notes
(forming part of the financial statements)

1 Accounting policies

The following accounting policies have been applied consistently in dealing with items which are considered material in relation to the Company’s financial statements except as noted below.

a) Basis of preparation

The financial statements have been prepared in accordance with applicable accounting standards and under the historical cost accounting rules.

b) Goodwill

Goodwill arose on the acquisition of International Network Services Limited (“INS”) and was written off over 10 years, the period the directors estimated over which benefits accrued from the acquisition.

c) Other intangible fixed assets and amortisation

Other intangible assets represents development costs and other internally developed software costs and are being written off over 3 years.

d) Fixed assets and depreciation

Depreciation is provided to write off the cost less the estimated residual value of tangible fixed assets by equal instalments over their estimated useful economic lives as follows:

     i) Plant and machinery

     Plant and other equipment are depreciated at the following rates:

Year of acquisition	-	7%
First year	-	25%
Second year	-	22%
Third year	-	18%
Fourth year	-	16%
Fifth year	-	12%

Furniture and motor vehicles are depreciated at 10% and 25% per annum respectively.

     ii) Land and buildings

Leasehold improvements to sites used for the Company’s marketing, financial and administrative operations are amortised over the shorter of ten years or the period of the lease. Leasehold improvements to sites used in the communications network are amortised over the shorter of five years or the period of the lease.

No depreciation is provided on freehold land.

Global eXchange Services Limited
(Formerly GE Information Services limited)
31 December 2003

Notes (continued)

1 Accounting policies (continued)

e) Cash flow statement

Under FRS1 ‘Cash flow statements’ (revised 1996) the Company is exempt from the requirement to prepare a cash flow statement. Exemption is on the grounds that it is a wholly owned subsidiary undertaking and its cash flows appear in a consolidated cash flow statement in the ultimate parent company’s financial statements which are available to the public.

f) Transactions with related parties

The Company, as a subsidiary undertaking of Acquisition UK Limited (see note 2, Ultimate parent company), has taken advantage of an exemption contained in FRS 8 ‘Related Party Disclosures’, in preparing its accounts. This exemption allows the Company not to disclose details of transactions with other group companies or investees of the group qualifying as related parties, as the consolidated accounts of Acquisition UK Limited, in which the Company is included, are available to the public.

g) Foreign currencies

Transactions in foreign currencies are recorded using the rate of exchange ruling at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the rate of exchange ruling at the balance sheet date and the gains or losses on translation are included in the profit and loss account.

h) Leases

Assets acquired under finance leases, which transfer to the lessee substantially all the benefits and risks of ownership, are included in fixed assets and depreciated over their estimated useful lives. The interest element of the leasing obligation is charged to the profit and loss account over the period of the lease in proportion to the capital balance outstanding. Lease obligations, net of future finance charges, are shown under creditors.

Operating lease payments are charged to the profit and loss account in the year to which they relate.

i) Post-retirement benefits

The employees of the Company participated in two GE defined benefit schemes providing benefits based on final pensionable pay. The assets of the schemes were held separately from those of the Company. Contributions to the schemes were charged to the profit and loss account so as to spread the cost of pensions over employees’ working lives within the Company. The employees of the Company became deferred members of the two GE defined benefit schemes in September 2003 (see note 8, Exceptional charge).

The Company now operates a defined contribution pension scheme. The assets of the scheme are held separately from those of the company in an independently administered fund. The amount charged to the profit and loss account represents the contributions payable to the scheme in respect of the accounting period.

j) Reclassifications

Certain prior year amounts have been reclassified to conform with the current years presentation.

Global eXchange Services Limited
(Formerly GE Information Services limited)
31 December 2003

Notes (continued)

1 Accounting policies (continued)

k) Taxation

The charge for taxation is based on the profit for the year and takes into account taxation deferred because of timing differences between the treatment of certain items for taxation and accounting purposes.

Deferred tax is recognised without discounting, in respect of all timing differences between the treatment of certain items for taxation and accounting purposes which have arisen but not reversed by the balance sheet date, except as otherwise required by FRS 19.

l) Turnover

The Company generates revenues from three principal sources:

Transaction Processing – The Company earns transaction processing fees from facilitating the exchange of business documents among the company’s computer systems and those of their trading partners. These revenues are based on a per transaction fee and are recognized in the period the related transaction is processed. Revenue on contracts with monthly or quarterly minimum transaction levels is recognized based on the greater of actual transactions or the specified contract minimum amounts.

Software Licensing – The Company earns revenue from the licensing of software applications that facilitate and automate the exchange of information among disparate business systems and applications. Revenues are recognised when the license agreement is signed, the license fee is fixed and determinable, delivery has occurred, and collection is probable. Revenue from licensing software that requires significant customisation and modification or where services are otherwise considered essential to the functionality of the software are recognised using the percentage of completion method, based on the costs incurred in relation to the total estimated costs of the contract. Revenue from hosted software applications are recognized rateably over the hosting period unless the customer has the contractual right to take possession of the software without significant penalty and it is feasible for the customer to use the software with its own hardware or contract with another party unrelated to the Company to host the software.

Professional Services and Software Maintenance - professional services are generally conducted under time and material contracts and revenue is recognized as the related services are provided. Software maintenance revenue is deferred and recognized in a straight-line basis over the life of the related contract, which is typically one year.

For arrangements with more than one element of revenue, the Company allocates revenue to each element based on vendor specific objective evidence (VSOE). VSOE for software maintenance is based on contractual renewal rates. Professional services are separately priced and are based on standard hourly rates determined by the nature of the service and the experience of the professional performing the service.

Royalty Income – In previous years the Company earned royalty income of 50% from group undertakings on global sales of Edi*Switch and Enterprise products. In 2003, by Shareholder Agreement, the royalty rate on such sales was reduced to 10%.

m) US management charges

For the first time in 2003 the Company has been assessed management charges by its US parent in respect of costs incurred in the US on its behalf.

n) Basis of consolidation

The consolidated financial statements incorporate the financial statements of the parent company and its subsidiary undertaking, International Network Services Limited, made up to 31 December 2003. The acquisition method of accounting has been adopted.

Global eXchange Services Limited
(Formerly GE Information Services limited)
31 December 2003

Notes (continued)

2 Ultimate parent company and parent undertaking of larger group of which the company is a member

The company’s immediate parent undertaking and controlling entity for the period until 27 September 2002, was GE Information Services Inc. (a company incorporated in the United States of America). With effect from 27 September 2002, as a result of the recapitalization transaction, the Company’s immediate parent undertaking and controlling entity was GXS International, Inc. (a company incorporated in the United States of America). On 31 December 2002 GXS International, Inc. transferred its beneficial interest in the Company to Acquisition UK Ltd (a company incorporated in the United Kingdom). With effect from 31 December 2002 Acquisition UK Limited is the Company’s immediate parent.

The largest group in which the results of the company are consolidated is that headed by the company’s ultimate parent undertaking and controlling entity, Global Acquisition Company (a company incorporated in the United States of America) located at 2822 Sand Hill Road, Suite 280, Menlo Park, California 94025, USA.

3 Analysis of turnover on ordinary activities before taxation

	2003	2002	2001
	£000	£000	£000
By geographical market
United Kingdom – to third parties	31,425	31,564	28,939
United Kingdom – to group undertakings	—	—	4,329
Rest of Europe – to third parties	586	565	3,175
Other – to third parties	131	—	—
Other – to group undertakings	710	5,346	416

	32,852	37,475	36,859

4 Profit on ordinary activities before taxation

	2003	2002	2001
	£000	£000	£000
Profit on ordinary activities before taxation is stated after charging/(crediting):
Auditors’ remuneration:
- audit	148	35	36
- other services	176	69	16
Depreciation and amounts written off:
- owned tangible fixed assets	310	448	460
- goodwill	1,363	1,486	1,486
- other intangible assets	249	293	194
Loss on sale of tangible fixed assets	1	52	167
Foreign exchange losses/(gains)	(225)	172	262
Operating lease rentals:
- plant and machinery	76	73	288
- land and buildings	1,038	1,062	1,208

Global eXchange Services Limited
(Formerly GE Information Services limited)
31 December 2003

Notes (continued)

5 Remuneration of directors

	2003	2002	2001
	£000	£000	£000
Directors’ emoluments	644	638	735

	644	638	735
Company contributions to pension schemes	39	21	33
Compensation for loss of office	—	192	161

	683	851	929

The aggregate of emoluments and amounts receivable under long-term incentive schemes of the highest paid director was £290,000 (2002: £428,000; 2001: £566,000).

	Number of directors
	2003	2002	2001
Retirement benefits are accruing to the following number of directors under:
Money purchase schemes	4	—	—
Defined benefit schemes	—	4	4

6 Staff numbers and costs

The average number of persons employed by the company (including directors) during the year, analysed by category, was as follows:

	Number of employees
	2003	2002	2001
Sales and sales support	86	46	66
Technical development	21	49	51
Administration	28	44	46

	135	139	163

The aggregate payroll costs of these persons were as follows:

	2003	2002	2001
	£000	£000	£000
Wages and salaries	6,457	7,925	11,023
Social security costs	687	1,102	1,351
Other pension costs	713	431	535
Additional pension payment to GE Pension Schemes (see note 8, Exceptional charge)	751	—	—

	8,608	9,458	12,909

Global eXchange Services Limited
(Formerly GE Information Services limited)
31 December 2003

Notes (continued)

7 Redundancy Costs

	2003	2002	2001
	£000	£000	£000
Paid during the year	310	1,307	1,574
Accrued	—	79	—

	310	1,386	1,574

8 Exceptional Charges

	2003	2002	2001
	£000	£000	£000
Pensions Charge	751	—	—

The claim brought by 21 employees over the change in the company pension scheme has been settled. When Global eXchange Services Limited was part of the GE group, the employees were part of the GE Pension Plan, under which they were entitled to a final salary pension scheme. As a result of the sale of Global eXchange Services Limited, employees will no longer be able to participate in the GE Pension Plan, and will be part of a defined contribution scheme.

The settlement made by Global eXchange Services Limited and GE is that all employees over 50 will be entitled to retire at 60 as if they were full members of the GE Pension Plan. Global eXchange Services Limited made a contribution to the GE Supplementary Pension Scheme of £20,500 and the IGE (USA) Pension Trustees Limited of £730,000 as full and final settlement of the employees’ claim.

An identical contribution was made by GE into the GE Supplementary Pension Scheme of £20,500 and the IGE (USA) Pension Trustees Limited of £730,000. This payment was made due to a signed agreement between GE and Global eXchange Services Limited that they would equally pay to settle the employee pension claim.

9 Interest receivable and similar income

	2003	2002	2001
	£000	£000	£000
Receivable from group undertakings	1,391	539	485
Other interest receivable	39	229	—

	1,430	768	485

10 Interest payable and similar charges

	2003	2002	2001
	£000	£000	£000
Other interest payable	—	—	22

	—	—	22

Global eXchange Services Limited
(Formerly GE Information Services limited)
31 December 2003

Notes (continued)

11 Taxation

Analysis of charge in period

	2003		2002		2001
	£000	£000	£000	£000	£000	£000
					(restated)	(restated)
UK corporation tax
Current tax on income for the period	2,951		4,295		2,382
Adjustments in respect of prior periods	—		—		120

		2,951		4,295		2,502

Total current tax		2,951		4,295		2,502
Deferred tax (see note 18)
Origination/reversal of timing differences		(7)		79		380

Tax on profit on ordinary activities		2,944		4,374		2,882

Factors affecting the tax charge for the current period

The current tax charge for the period is higher (2002: higher; 2001: higher) than the standard rate of corporation tax in the UK 30% (2001: 30%; 2001: 30%). The differences are explained below.

	2003	2002	2001
	£000	£000	£000
Current tax reconciliation
Profit on ordinary activities before tax	9,786	13,258	6,731

Current tax at 30% (2001: 30%; 2001: 30%)	2,936	3,977	2,019
Effects of:
Expenses not deductible for tax purposes	11	20	245
Timing differences	56	(71)	(339)
Depreciation for period in excess of capital allowances	384	438	457
Non-taxable income	—	(69)	—
Utilisation of tax losses from other group companies	(436)	—	—
Adjustments to tax charge in respect of previous periods	—	—	120

Total current tax charge (see above)	2,951	4,295	2,502

The company has claimed tax losses from Acquisition UK Limited, a group company, in order to reduce its taxable profits. No consideration has been paid by the Company for such losses.

Global eXchange Services Limited
(Formerly GE Information Services limited)
31 December 2003

Notes (continued)

12 Dividends and other appropriations

	2003	2002	2001
	£000	£000	£000
Non-equity shares:
Final dividend proposed	999	510	1,253
Capital contribution made	—	(1,212)	—

	999	(702)	1,253

The aggregate amount of proposed dividends is £999,000 (2002: £510,000; 2001: £1,253,000).

A capital contribution of £1,212,000 was made in 2002 in relation to dividends overpaid in previous years.

13 Intangible fixed assets

	Other intangible
	assets	Goodwill	Total
	£000	£000	£000
Cost
At beginning of year	1,346	16,055	17,401
Additions	—	—	—

At end of year	1,346	16,055	17,401

Amortisation
At beginning of year	742	14,692	15,434
Charged in year	249	1,363	1,612

At end of year	991	16,055	17,046

Net book value
At 31 December 2003	355	—	355

At 31 December 2002	604	1,363	1,967

Global eXchange Services Limited
(Formerly GE Information Services limited)
31 December 2003

Notes (continued)

14 Tangible fixed assets

	Short leasehold land and	Plant and
	buildings	machinery	Total
	£000	£000	£000
Cost
At beginning of year	1,426	1,708	3,134
Additions	—	122	122
Disposals	—	(4)	(4)

At end of year	1,426	1,826	3,252

Depreciation
At beginning of year	908	1,334	2,242
Charge for year	90	220	310
On disposals	—	(3)	(3)

At end of year	998	1,551	2,549

Net book value
At 31 December 2003	428	275	703

At 31 December 2002	518	374	892

No assets held at 31 December 2003 were the subject of hire purchase or finance leases (2002: £nil; 2001: £nil).

15 Debtors

	2003	2002
	£000	£000
Amounts due within one year:
Trade debtors	6,068	7,436
Amounts owed by group undertakings	7,865	5,893
Corporation tax	—	—
Other debtors	111	63
Prepayments and accrued income	599	513

	14,643	13,905

Amounts due after more than one year:
Deferred tax asset (see note 18)	622	615
ACT recoverable	—	791
Amounts owed by group undertakings	33,468	24,000

	34,090	25,406

Global eXchange Services Limited
(Formerly GE Information Services limited)
31 December 2003

Notes (continued)

16 Creditors: amounts falling due within one year

	2003	2002
	£000	£000
Trade creditors	103	466
Amounts owed to group undertakings	5,994	362
Corporation tax	275	299
Other taxes and social security	—	41
Accruals and deferred income	2,612	4,251
Other creditors	665	278

	9,649	5,697

17 Provisions for liabilities and charges

	Dilapidations
	to properties
	as required
	by rental	Onerous	Other
	agreements	lease	provisions	Total
	£000	£000	£000	£000
At beginning of year	473	—	—	473
Charge/credit to the profit and loss for the year	—	295	72	367
Additional amounts provided	14	—	—	14

At end of year	487	295	72	854

The leases stipulate that the Company must maintain the buildings in a reasonable condition and that the buildings are reviewed and refurbished every 5 years.

The onerous lease relates to the Shortland Building that GXS sub-leased to a GE Company. The amount provided is the rental cost to GXS until the expiration of the lease in 2006.

18 Deferred tax

The elements of deferred taxation are as follows:

	2003	2002
	£000	£000
Difference between accumulated depreciation and amortisation and capital allowances	447	497
Other timing differences	175	118

Deferred tax asset (see note 15)	622	615

Global eXchange Services Limited
(Formerly GE Information Services limited)
31 December 2003

Notes (continued)

19 Called up share capital

	2003	2002
	£000	£000
Authorised
Equity: 5,000,000 Ordinary shares of £1 each	5,000	5,000
Non equity: 6,666,660 Floating rate cumulative redeemable Preference shares of £28.50 each	190,000	190,000

	195,000	195,000

Allotted, called up and fully paid
Equity: 2,000,000 Ordinary shares of £1 each	2,000	2,000
Non equity: 666,666 Floating rate cumulative redeemable preference shares of £28.50 each	19,000	19,000

	21,000	21,000

The ordinary shares and preferred shares rank pari passu in all respects.

The preferred shares will be redeemable by the company on the tenth anniversary of the date of issue at the nominal value together with all dividends accrued but unpaid calculated up to and including the redemption date. The preferred shares carry the right to a cumulative preferential dividend payable in arrears on the anniversary of the date of issue provided there are sufficient distributable reserves available.

20 Reconciliation of movements in shareholders’ funds

	Called-up share	Profit and loss
	capital	account	Shareholders’ funds
	£000	£000	£000
1 January 2003	21,000	15,675	36,675
Retained profit for the year	—	5,843	5,843

31 December 2003	21,000	21,518	42,518

Global eXchange Services Limited
(Formerly GE Information Services limited)
31 December 2003

Notes (continued)

20 Reconciliation of movements in shareholders’ funds (continued)

Shareholder’s funds are apportioned as follows:

	2003			2002
	Equity	Non-equity	Total	Equity	Non-equity	Total
	£000	£000	£000	£000	£000	£000
Ordinary shares of £1.00 each	23,518	—	23,518	17,675	—	17,675
Preferred shares of £28.50 each	—	19,000	19,000	—	19,000	19,000

	23,518	19,000	42,518	17,675	19,000	36,675

21 Reserves

Profit
and loss
account
£000
1 January 2002 as restated (originally stated at £5,395,000)	6,089
Retained profit for year	9,586

1 January 2003	15,675
Retained profit for the year	5,843

31 December 2003	21,518

The Company adopted FRS 19 ‘Deferred taxation’ during the fiscal year ended 31 December 2002 and restated the opening balance sheet. This resulted in an increase in shareholders’ equity of £694,000 at 1 January 2002. The tax charge for the fiscal year ended 31 December 2001 increased by £380,000 as a result of the adoption of the standard.

If the standard had not been adopted, the tax charge for the 2002 year would have been reduced by £79,000, resulting in an increase of the profit after tax by £79,000.

Global eXchange Services Limited
(Formerly GE Information Services limited)
31 December 2003

Notes (continued)

22 Operating leases

Annual commitments under non-cancellable operating leases are as follows:

	2003			2002
		Plant and			Plant and
	Other	machinery	Total	Other	machinery	Total
	£000	£000	£000	£000	£000	£000
Expiring within:
1 year	52	11	63	—	10	10
2-5 years	—	89	89	206	119	325
Over 5 years	712	—	712	675	—	675

	764	100	864	881	129	1,010

23 Pension scheme

The employees of the Company participated in two funded defined benefit pension schemes, the GE Pension Plan and General Electric (USA) Supplementary Pension Scheme, providing benefits based on final pensionable pay. Contributions were based on pension costs across the Company. Because the Company was unable to identify its share of the scheme assets and liabilities on a consistent and reasonable basis, the scheme had been accounted for by the Company as a defined contribution scheme. The employees have become deferred member of the GE Pension Scheme in September 2003.

The latest full actuarial valuation of the GE Pension Plan was carried out at 5 April 2001 by a qualified independent actuary. At this date there was a funding deficit of £23,300,000 and a funding level of 89%.

The actuarial valuation showed that the market value of the General Electric (USA) Supplementary Pension Scheme amounted to approximately £11,100,000. The actuarial valuation of the assets was sufficient to meet 103% of accrued liabilities of the scheme.

The pension charge for the year through December 2003 was £517,000 (2002: £431,000; 2001: £535,000). Contributions to the scheme are charged to the profit and loss account so as to spread the cost of pensions over employees’ working lives.

The Company now operates a defined contribution pension scheme. The pension cost charge for the period represents contributions payable by the company to the scheme and amounted to £196,000.

There were no outstanding or prepaid contributions at either the beginning or end of the financial year.

Global eXchange Services Limited
(Formerly GE Information Services limited)
31 December 2003

Notes (continued)

24	Significant differences between United Kingdom and United States generally accepted accounting principles

The Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United Kingdom (‘UK GAAP’), which differ in certain material respects from those applicable in the United States (‘US GAAP’). The significant differences and adjustments considered necessary to reflect retained profit for the financial year (‘Net Income’) and shareholders’ funds (‘Shareholders’ Equity’) in accordance with US GAAP are set out below:

a) Goodwill

SFAS No 142 ‘Goodwill and other intangible assets’ was issued in June 2001 and supersedes APB Opinion No 17 and its related interpretations. The statement provides new guidance regarding the subsequent accounting for goodwill, after its initial recognition. Goodwill arising from business combinations is not amortised but rather is subject to impairment testing at least annually and more frequently if circumstances warrant. An impairment loss is recognised to the extent that the carrying value of goodwill exceeds the implied fair value of goodwill. SFAS No 142 is effective for the Company for the fiscal year ended 31 December 2002. No impairment loss has been recognised as a result of applying SFAS No 142.

In the UK GAAP financial statements, goodwill recognised on the acquisition of International Network Services Ltd (“INS”) has been capitalised and is being amortised on a straight-line basis over 10 years. As of 31 December 2003 the INS goodwill has been fully amortised.

The application of US GAAP with respect to the accounting for goodwill results in an increase to Net Income and Shareholders’ Equity representing the amortisation charge recognised in the UK GAAP financial statements but reversed for the purpose of the US GAAP financial statements.

If goodwill was not subject to amortisation, Net Income and Shareholders’ Equity under US GAAP for the fiscal year ended 31 December 2001 would have increased by £1,486,000.

b) Preference shares and dividends

In the UK GAAP financial statements, preference shares are included in shareholders’ funds.

The application of US GAAP results in the presentation of these redeemable preference shares in a separate classification between debt and shareholders’ equity, known as the “mezzanine” level. This results in a decrease to US GAAP Shareholders’ Equity.

In the UK GAAP financial statements, preference share dividends are deducted from profit on ordinary activities after taxation at the bottom of the profit and loss account.

Under US GAAP, preference share dividends are charged against retained earnings (i.e. it is not included in the profit and loss account).

c) Pensions

Under UK GAAP, the additional employee pension contribution made by GE is not reflected in the company’s financial statements since it was not deemed to be an expense of the Company.

Under US GAAP the £751,000 payment made by GE for the settlement of the employee pension claim (see note 8, Exceptional charges) was accounted for as a capital contribution and expense to the Company. This is due to the fact that the settlement payment was made by GE, a shareholder of the Company and such payment directly benefited the employees of and was made on behalf of Global eXchange Services Limited. Furthermore, this settlement related to a claim arising out of the recapitalization transaction, which occurred on 27 September 2002.

Global eXchange Services Limited
(Formerly GE Information Services limited)
31 December 2003

Notes (continued)

d) Income Taxes

In 2003, the Company realized a current tax benefit through the use of tax losses generated by Acquisition UK Limited, the Company’s immediate parent and a member of the Company’s tax group. The Company was not required to compensate Acquisition UK Limited for the use of these tax losses. Under UK GAAP, the use of these losses is recorded as a reduction in tax expense. Under US GAAP, allocating the tax benefits of a parent to a subsidiary with income in the absence of consolidated financial statements is not a permissible method of allocation. To the extent that the parent contributes such tax benefits to the subsidiary without commensurate consideration, a capital contribution is deemed to have occurred. In addition, the Company is required to record the tax expense that would otherwise would have been reported without taking into account the tax losses contributed by Acquisition UK Limited.

Reconciliation

The following table summarises the effect on Net Income of differences between UK GAAP and US GAAP for the three years ended 31 December 2003.

Net Income

			Year ended 31 December
	Reference	2003	2002	2001
	in note 24	£000	£000	£000
Net Income as reported under UK GAAP		5,843	9,586	2,596
Significant US GAAP adjustments
- Amortisation of goodwill	a	1,363	1,486	—
- Preference share dividends	b	999	(702)	1,253
Pension	c	(751)	—	—
Income taxes	d	(436)	—	—

Net Income under US GAAP		7,018	10,370	3,849

The following table summarizes the effect on Shareholders’ Equity of differences between UK GAAP and US GAAP as at 31 December 2003 and 2002.

Shareholders’ Equity

		As at 31 December
	Reference	2003	2002
	in note 24	£000	£000
Shareholders’ Equity as reported under UK GAAP		42,518	36,675
Significant US GAAP adjustments
- Amortisation of goodwill	a	2,849	1,486
- Preference shares	b	(19,000)	(19,000)

Shareholders’ Equity under US GAAP		26,367	19,161

Global eXchange Services Limited
(Formerly GE Information Services limited)
31 December 2003

Notes (continued)

e) SFAS No 95 ‘Statement of cash flows’ Under UK GAAP the group complies with Financial Reporting Standard No 1 ‘Cash flow statements’ (Revised) (‘FRS 1’). Under FRS 1 the Company is exempt from the requirement to prepare a cash flow statement. Exemption is on the grounds that it is a wholly owned subsidiary undertaking and its cash flows appear in a consolidated cash flow statement in its ultimate parent company’s financial statements which are available to the public.

US GAAP cash flow information for the Company is included below for the fiscal years ended 31 December 2003, 2002 and 2001.

Cash flow statement — US GAAP

		Year ended 31 December
	2003	2002	2001
	£000	£000	£000
Cash flows from operating activities
Net income (Profit after tax under US GAAP):	7,018	10,370	3,849
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortisation	559	741	2,140
Provision for losses on debtors	(65)	249	37
Loss on disposal of fixed assets	1	52	167
Change in assets and liabilities:
Decrease in debtors	869	12,683	4,117
Increase / (decrease) in creditors	2,977	(913)	283
Increase in corporation tax creditor	412	1,741	674
(Increase) / decrease in deferred tax debtor	(7)	79	380
Increase / (decrease) in other provisions for liabilities and charges	381	(78)	(707)

Net cash provided by operating activities	12,145	24,924	10,940
Cash flows from investing activities:
Capital expenditure	(122)	(305)	(623)
Loans to group undertakings	(9,468)	(24,539)	(11,655)
Cash flows from financing activities
Dividends paid	—	(2,661)	—
Capital contribution received	—	1,212	—

Net increase / (decrease) in cash and cash equivalents under US GAAP	2,555	(1,369)	(1,338)
Cash and cash equivalents under US GAAP at the beginning of the year	675	2,044	3,382

Cash and cash equivalents under US GAAP at the end of the year	3,230	675	2,044

Global eXchange Services Limited
(Formerly GE Information Services limited)
31 December 2003

Notes (continued)

Supplemental disclosures of cash flow information

	2003	2002	2001
	£000	£000	£000
Net cash received during the year for:
Interest	64	421	456
Income taxes	412	309	18
Cash paid during the period for:
Income taxes	2,372	1,865	2,046

Supplemental schedule of non-cash investing and financing activities

The Company disposed of fixed assets with a net book value of £1,000 in 2003, £52,000 in 2002 and £167,000 in 2001 for no cash consideration.

Disclosure of accounting policy

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

f) Debtors falling due after more than one year

Under UK GAAP, debtors falling due after more than one year are included within current assets in accordance with UK Companies Act 1985 Schedule 4 and have been separately disclosed on the balance sheet in accordance with UITF Abstract 4 ‘Presentation of long-term debtors in current assets’.

Under US GAAP, debtors falling due after more than one year are excluded from current assets and included within non current assets. As at 31 December 2003 and 31 December 2002, there were debtors falling due after more than one year of £34,090,000 and £25,406,000 respectively.

Debtors falling due after more than one year includes five 20 year loans of £4,485,000, £582,000, £900,000, £1,797,000 and £1,704,000 respectively to Acquisition UK Limited, drawn down in March 2003, April 2003 and three loans drawn down in October 2003 respectively. GXS International Inc. novated their loan agreement to Acquisition UK Limited for two 20 year loans of £23,100,000 and £900,000 drawn down in September 2002. The interest rate per annum on these loans is the sum of LIBOR plus 1%.

g) Income tax classifications and disclosures

Under SFAS No 109 ‘Accounting for Income Taxes’, deferred taxes are required to be identified as current or non current based on the underlying balance sheet classification of the asset or liability which gives rise to the deferred tax asset. The non-current element of the deferred tax asset as at 31 December 2003 and 31 December 2002 is £447,000 and £497,000 respectively relating to fixed assets.

SFAS No 109 also requires the disclosure of whether income before tax and the tax expense is domestic or foreign. All income before tax and tax expense for the years ended 31 December 2003,2002 and 2001 is domestic.

Global eXchange Services Limited
(Formerly GE Information Services limited)
31 December 2003

Notes (continued)

h) Exceptional charge

Under UK GAAP, the pension charge of £751,000 for the year ended 31 December 2003 has been excluded from operating profit and has been separately identified as an “exceptional charge” in the consolidated profit and loss account. Under US GAAP, items are segregated from operating profit and described as “extraordinary” only if they are both unusual in nature and occur infrequently. Under US GAAP, the “exceptional” pension charge would be included in determining operating profit and would not be classified as “extraordinary” in the profit and loss account.

25 Companies Act 1985

The consolidated financial statements do not constitute “statutory accounts” within the meaning of the Companies Act 1985 of Great Britain for any periods presented. Statutory accounts for the years ended December 31, 2003, 2001 and 2001 have been filed with the United Kingdom’s Registrar of Companies. The auditor has reported on these accounts. The reports were unqualified and did not contain statements under Section 237(2) or (3) of the Act.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9a. Controls and Procedures

As of the end of the period covered by this annual report, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934). Based on that evaluation, the Company’s management has concluded that its disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports it files or furnishes pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to the management of the Company as appropriate to allow timely decisions regarding required disclosure.

PART III

Item 10. Directors and Executive Officers

MANAGEMENT

The following table shows information about the executive officers and directors as of the date of this annual report:

Name	Age	Position
David Stanton	41	Chairman of the Board of Directors
Gary Greenfield	49	Chief Executive Officer, President and Director
Rowland Archer	50	Senior Vice President of Engineering and Chief Technology Officer
Ross Curtis	50	Senior Vice President of Global Sales
Mandy Edwards	46	Senior Vice President and Chief Information Officer
Bruce Hunter	55	Senior Vice President, General Counsel and Secretary
James Macioce	57	Senior Vice President of Global Transaction Services
Robert Patrick	32	Senior Vice President and Chief Marketing Officer
John Soenksen	41	Senior Vice President, Chief Financial Officer and Treasurer
Steven Scala	43	Senior Vice President of Corporate Development
Tasos Tsolakis	47	Senior Vice President of Global Professional and Customer Services
David Golob	36	Director
Venkat Mohan	51	Director
Brian Ruder	31	Director
Carl Wilson	57	Director

Officers are elected annually by the Board of Directors and hold office at the pleasure of the Board of Directors until the next annual selection of officers or until their successors are elected and qualified.

David Stanton has been the Chairman of our Board of Directors since the recapitalization. Mr. Stanton is a founder of Francisco Partners and has been its Managing Partner since its formation in 1999. Prior to founding Francisco Partners, Mr. Stanton led the technology investing activities of Texas Pacific Group, a private equity fund, from 1994 until August 1999. Prior to joining Texas Pacific Group, he was a venture capitalist with Trinity Ventures, which specializes in investments in information technology, software and telecommunications companies. Earlier in his career, Mr. Stanton was a strategy consultant with Bain & Company, an international management consulting firm. He also sits on the board of directors of AMI.

Gary Greenfield has been our President and Chief Executive Officer since December 2003. Mr. Greenfield has also served as an Operating Partner with Francisco Partners since December 2003. Prior to joining us, Mr. Greenfield served as Chief Executive Officer of Peregrine Systems, a global leader in consolidated asset and service management software, where he led the company from June 2002 through August 2003 through a major restructuring and turnaround effort. From 1998 to 2001, he served as President and Chief Executive Officer of Merant, a publicly traded e-business development solution company. Mr. Greenfield joined Sage/INTERSOLV Software (a predecessor of Merant through a merger) in 1987 as Vice President of Marketing, and served in various capacities until becoming President in 1995, and Chief Executive Officer in 1998.

Rowland Archer has been our Senior Vice President of Engineering and Chief Technology Officer since March 2004. Prior to joining us, Mr. Archer was Chief Technology Officer of HAHT Commerce. Mr. Archer was also one of the founders of HAHT Commerce. From 1992 to 1995 he served as Vice President of Software Development for Q+E Software, which later became a division of INTERSOLV. From 1978 to 1992, Mr. Archer held a variety of positions at Data General. Mr. Archer was responsible for the release of several hundred system and application software products including the industry’s first symmetrical multiprocessing UNIX, many releases of communications software, databases, computer languages, graphics and third party applications.

Ross Curtis has been our Senior Vice President of Global Sales since January 2003. Prior to joining us, Mr. Curtis served as Executive Vice President of World Wide Sales at BearingPoint, Inc., formerly KPMG Consulting, Inc., since February 2000. Mr. Curtis joined KPMG in 1996 as Director of Business Development and was elected partner in July 1997. From 1997 to 2000, he served as Managing Partner in charge of sales. From 1993 to 1996, Mr. Curtis served as Vice President World Wide Field Operations for Mergent International, a supplier of research data. Prior to this he served as Group Sales Director for Oracle Corporation. Mr. Curtis also has held sales leadership positions with Applied Data Research, a software company.

Mandy Edwards has been our Senior Vice President and Chief Information Officer since the recapitalization. Ms. Edwards held a similar position at Global eXchange Services, Inc. since April 2001. Prior to that, in 2000, Ms. Edwards was a General Manager of the Aircraft Engine Exchange, a service that Global eXchange Services, Inc. provided on behalf of General Electric. In 1999, Ms. Edwards was Manager of Community Management Services and Client Solution Design and from 1993 to 1999, she held various leadership positions in Global eXchange Services, Inc. Customer Quality Programs organization. Ms. Edwards joined General Electric as a Senior Consultant for GE Consulting Services in 1982. Between 1982 and 1993, Ms. Edwards held several consulting and information technology leadership positions in General Electric, and was the Manager of Corporate Staff Systems at the time she joined our company.

Bruce Hunter has been our Senior Vice President and General Counsel since the recapitalization and, since January 1, 2004, has also served as our acting Senior Vice President of Human Resources. Mr. Hunter held a similar general counsel position at Global eXchange Services, Inc. since January 1989. Mr. Hunter has over 28 years of corporate law experience. Prior to joining Global eXchange Services he held various legal positions with General Electric, including GE Corporate Legal Operations, GE Industrial Systems, GE Lighting and the GE semiconductor business.

James Macioce has been our Senior Vice President of Global Transaction Services since the recapitalization. Mr. Macioce held a similar position at Global eXchange Services, Inc. since March 2000. He began his career with General Electric in 1971 with GE Transportation Services in its Information Systems Department. Over the next 10 years he held a variety of information systems leadership positions until he joined our company in 1981. During the last 20 years, Mr. Macioce has held a variety of key positions including President of GE Consulting Services and, from the mid-1990s to 2000, Vice President of Global Technical Operations.

Robert Patrick has been our Senior Vice President and Chief Marketing Officer since November 2003. Prior to joining us, Mr. Patrick served as Chief Marketing Officer and Vice President of Strategy at Digex, Incorporated. Prior to that position, Mr. Patrick held a variety of senior management positions at Digex, including Vice President of Business and Product Development where he was responsible for directing all business planning, creating new high growth services and driving key strategic relationships.

Before joining Digex in 1996, Mr. Patrick held positions as Senior Consultant for Accenture (formerly Anderson Consulting) and Senior Computer Specialist for the FBI.

John Soenksen has been our Senior Vice President, Chief Financial Officer and Treasurer since August 2003. Prior to joining us, Mr. Soenksen served as Vice President and CFO for Multilink Technology Corporation, a provider of advanced semiconductor-based solutions that accelerate the deployment of high-speed optical networks. He also held the position of Controller and Treasurer for Multilink. Before working at Multilink, Mr. Soenksen was the Manager of Accounting & Reporting and then became the Manager of Customer Financial Services at the Schindler Elevator Corp. He has also worked as a Corporate Controller for SAP America, the Controller and Treasurer for Ferag, Inc., a Senior Auditor for PricewaterhouseCoopers and began his career as Chief Accountant for the Pullman-Peabody Company.

Steven Scala has been our Senior Vice President of Corporate Development since August 2003. Mr. Scala previously held the position of Senior Vice President of Global Marketing at Global eXchange Services, Inc. since July 2001, overseeing our portfolio of electronic commerce software and services. Prior to that, Mr. Scala held various other positions with our company. He joined our company in 1997, as the marketing director of EDI software and services. In 1999, he became Vice President and General Manager of Integration Solutions, overseeing one of our software product lines. From the early 1980s until joining us in 1997, Mr. Scala held positions of increasing responsibility with IBM in marketing, sales and programming.

Tasos Tsolakis has been our Senior Vice President of Global Professional and Customer Services since March 2004. Prior to this he served as our Senior Vice President of Global Technology Operations (which included professional services and engineering) since January 2002. Mr. Tsolakis joined our company in July 1998 as the Vice President for Global Professional Services. From 1994 to 1998, Mr. Tsolakis was the Services Director for the AT&T Worldnet Business and Consumer Services. Prior to that, Mr. Tsolakis held management positions at AT&T Network Services Division and AT&T Bell Laboratories where he was responsible for the development and support of the data and digital video services.

David Golob has been a Director since the recapitalization. Mr. Golob has been a Partner at Francisco Partners since September 2001. From 1998 to 2000, Mr. Golob was a Managing Director with Tiger Management, where he was co-head of the global technology group. Prior to Tiger Management, Mr. Golob spent seven years as a private equity investor focused on the software industry at General Atlantic Partners and Sutter Hill Ventures. Earlier in his career, Mr. Golob was a management consultant with McKinsey & Company.

Venkat Mohan has been a Director since the recapitalization. Mr. Mohan is a Venture Partner at Norwest Venture Partners, which he joined in 2000. Before joining Norwest Venture Partners, Mr. Mohan served for several years as President and Chief Operating Officer of OnDisplay, a leading provider of business-to-business infrastructure software and services. From September 1996 to October 1999, Mr. Mohan also served as our Vice President of Global Marketing and Business Development. He was also President of Cadis Software, Ltd., a software start-up company, from 1993 to 1996 and Chief Executive Officer of WIPRO Systems, Ltd., one of India’s largest software companies, from 1988 to 1990. In addition, he previously worked for Hewlett Packard, Young & Rubicam, and McKinsey & Company. Mr. Mohan also sits on the board of directors for Softface, Inc. Norwest Venture Partners is one of the co-investors in our Company.

Brian Ruder has been a Director since the recapitalization. He has been a Vice President at Francisco Partners since June 2000. Between 1998 and 2000, Mr. Ruder attended the Harvard Business School,

where he earned his Masters in Business Administration degree with distinction. During that time, he also worked in the B2B eCommerce division of Netscape, Inc. and co-founded Upromise, Inc. Prior to that time, Mr. Ruder was an executive at Hellman & Friedman LLC, a private equity fund, from 1996 to 1998, where he was responsible for the identification, evaluation and execution of private equity transactions in a variety of industries including information technology, professional services and infrastructure development. Prior to joining Hellman & Friedman, Mr. Ruder was an Analyst in the Corporate Finance Department of Morgan Stanley & Co.

Carl Wilson has been a Director since December 2003. He has been Executive Vice President and Chief Information Officer of Marriott International, Inc. since 1997. He has global accountability for all business information technology resources. Before joining Marriott Mr. Wilson served as Chief Information Officer and Vice President of Information Resources for Georgia-Pacific Corporation. Prior to this, he served as Senior Vice President of Management Information Services for the Food and International Retailing Sectors of Grand Metropolitan Plc. and Vice President of Information Management for The Pillsbury Company. Mr. Wilson is a member of the AT&T Executive Customer Advisory Council. Mr. Wilson also serves as a director for Enamics, Inc. and Software Architects, Inc.

Board Committees

Our board of directors has established the following standing committees:

Audit Committee. The audit committee reviews the professional services provided by our independent accountants and the independence of such accountants from management. The audit committee also reviews the scope of the audit coverage and our annual financial statements and such other matters with respect to our accounting and auditing practices and procedures as are required by the audit committee’s charter or that the audit committee may find appropriate or as are brought to its attention.

While the audit committee has the powers and responsibilities set forth in its charter, it is not the responsibility of the audit committee to plan or conduct audits or to determine that our financial statements are complete and accurate or are in compliance with generally accepted accounting principles. This responsibility will fall to our management and our independent auditors. Likewise, it is not the responsibility of our audit committee to conduct investigations, resolve disputes, if any, between management and our independent auditors or to assure compliance with laws and regulations or our legal and ethical compliance policies. Members of our audit committee are Messrs. Mohan, Golob and Ruder, with Mr. Golob serving as chairman.

Executive Committee. Except to the extent that its powers are limited by law, our articles of incorporation or bylaws or our board of directors, the executive committee has the same powers as our board of directors. During the intervals between meetings of the board of directors, the executive committee may exercise all of the powers of the board of directors in the management and control of our business. All action taken by the executive committee is required to be reported at the board’s first meeting after the action is taken. Members of our executive committee are Messrs. Stanton and Golob, with Mr. Stanton serving as chairman.

Compensation Committee. The compensation committee is responsible for:

•	reviewing and recommending to our board of directors the adoption or amendment of the various compensation and benefit plans and programs maintained for our officers and other key employees, including any stock option or incentive compensation plans and approving the terms and conditions of awards under such plans;

•	reviewing and approving certain compensation and benefit arrangements for senior management;

•	reviewing and approving compensation for individuals holding the offices of Senior Vice President and above; and

•	reviewing and recommending to the board of directors for approval the compensation for our Chief Executive officer.

The compensation committee administers our compensation and benefit plans and programs, including our stock incentive plan and other long-term incentive plans. Members of our compensation committee are Messrs. Stanton, Golob and Wilson, with Mr. Stanton serving as chairman.

Code of Ethics

We have adopted a Compliance Guide that includes a code of ethics and conduct and applies to all employees, including our Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer) and Vice President and Controller (principal accounting officer). Copies of this Compliance Guide are available free of charge upon written request to GXS’ Secretary at 100 Edison Park Drive, Gaithersburg, MD, 20878.

Item 11. Executive Compensation

Director Compensation

We intend to pay outside directors $5,000 for each board meeting plus $1,000 for each committee meeting attended. In addition, all directors are reimbursed for out-of-pocket expenses incurred in attending meetings and other activities related to their service as a director. 50,000 stock options have also been granted to Mr. Wilson and Mr. Mohan.

Compensation of Executive Officers

The following table sets forth information concerning the annual and long-term compensation in 2002 and 2003 for services rendered in all capacities to us and our subsidiaries for our Chief Executive Officer and our four other most highly compensated executive officers. Except as noted, compensation was paid by us, except for Mr. Seegers’ compensation, which prior to November 18, 2002 was paid by General Electric and reimbursed to General Electric by us.

Summary Compensation Table

							Long-term Compensation
		Annual Compensation					Awards		Payouts
					Other		Securities	Long- term
					Annual		Underlying	Incentive	All Other
Name and Principal		Salary	Bonus		Compensation		Options/SARS	Payouts	Compensation
Position (1)	Year	($)	($)		($)		(#) (2)	($) (3)	($)
Gary Greenfield (11)	2003	87,692	—		—		—	—	6,185	(6)
Chief Executive Officer, President and Director
Ross Curtis	2003	342,172	250,000		9,250	(15)	750,000	—	12,000	(6)
Senior Vice President of Global Sales
Bruce Hunter	2003	224,281	112,500		6,100	(16)	—	—	23,411	(6)
Senior Vice President and General Counsel	2002	199,873	215,000	(14)	—	(5)	284,091	—	389,620	(7)
James Macioce	2003	224,281	112,500		—		—	—	23,334	(6)
Senior Vice President of Global Transaction Services	2002	206,283	210,000	(14)	—		568,182	—	395,933	(8)
Tasos Tsolakis	2003	299,041	100,000		—		—	—	23,511	(6)
Senior Vice President of Global Technology Operations	2002	268,365	155,000	(14)	—		568,182	—	398,380	(9)
Harvey Seegers (12)	2003	449,712	—		1,443,145	(13)
Former Chief Executive Officer, President and Director	2002	386,992	333,000	(14)	63,550	(4)	3,409,091	145,800	711,001	(10)

(1)	The positions reflected in the table are the positions presently held with us by the named executive officers and held during 2003 at our principal operating subsidiary, Global eXchange Services, Inc.

(2)	Represents options granted under the GXS Stock Incentive Plan. For more information about this plan, see “Stock Incentive Plan.”

(3)	This amount represents the value of payouts pursuant to the long-term performance incentive awards granted by General Electric to Mr. Seegers under the GE Contingent Long-Term Performance Incentive Award program.

(4)	$2,310 (club dues); $327 (tax gross-up on Medicare); $25,864 (legal fees); $16,062 (company-leased automobile); $18,031 (financial counseling); $956 (personal use of company aircraft).

(5)	Other annual compensation received was in the form of perquisites, the amount of which did not exceed the lesser of $50,000, or 10% of the total annual salary and bonus reported for the executive.

(6)	Represents contributed to retirement savings plan.

(7)	$8,035 (amount contributed to retirement savings plan); $4,585 (earnings on deferred compensation paid by General Electric); $377,000 (retention bonus paid by General Electric).

(8)	$8,035 (amount contributed to retirement savings plan); $898 (earnings on deferred compensation paid by General Electric); $387,000 (retention bonus paid by General Electric).

(9)	$8,380 (amount contributed to retirement savings plan); $390,000 (retention bonus paid by General Electric).

(10)	$17,046 (contribution to supplemental life insurance plan); $8,955 (amount contributed to retirement savings plan); $685,000 (retention bonus paid by General Electric).

(11)	Mr. Greenfield commenced his employment with the Company in December 2003.

(12)	Mr. Seegers resigned as Chief Executive Officer, President and Director effective December 1, 2003.

(13)	$1,443,145 severance paid December 2003.

(14)	25% of bonus paid by Global eXchange Services, 75% of bonus paid by General Electric.

(15)	$9,250 (company-leased automobile).

(16)	$6,100 (company-leased automobile).

The following table shows options granted to our Chief Executive Officer and our four other most highly compensated executive officers in 2003:

Option/SAR Grants in Last Fiscal Year

OPTION/SAR GRANTS IN LAST FISCAL YEAR

	Individual Grants				Potential Realizable Value At
Assumed Annual Rates Of Stock
Price Appreciation For Option
Term
	Number Of	Percent Of Total
	Securities	Options/SARs
	Underlying	Granted To
	Option/SARs Granted	Employees In Fiscal	Exercise Price	Expiration
Name	(#)	Year	($/Sh)	Date	5%($)	10% ($)
Gary Greenfield
Ross Curtis	750,000	40.20%	.50 / share	1/6/2013	236,000	598,000
Bruce Hunter
James Macioce
Tasos Tsolakis
Harvey Seegers

Option Exercises and Fiscal Year End Values

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-The-Money Options
			Options at December 31, 2003		at December 31, 2003(1)
	Shares
	Acquired on	Value	Exercisable	Unexercisable	Exercisable	Unexercisable
Name	Exercise	Received
Gary Greenfield	—	$—	—	—	$—	$—
Ross Curtis	—	—	159,375	590,625	—	—
Bruce Hunter	—	—	74,574	209,517	—	—
James Macioce	—	—	149,148	419,034	—	—
Tasos Tsolakis	—	—	149,148	419,034	—	—
Harvey Seegers	—	—	3,409,091	—	—	—

(1)	Represents the total gain that would be realized if all exercisable options were exercised.
There is no public market for our common stock as of the date of this annual report, and there was no public market for our common stock as of December 31, 2003. Accordingly, these values have been calculated on the basis of an assumed fair market value of $0.50 per share, which is equal to the exercise price of all options listed above.

Employment Agreements

We have entered into employment agreements with Messrs. Curtis, Hunter, Macioce, Scala, Soenksen and Tsolakis and with Ms. Edwards. We have signed offer letters with Messrs. Greenfield, Patrick and Archer providing the terms of their compensation. The terms of the employment agreements are similar. The agreements provide for a term of two years, after which each agreement automatically renews for a period of one year. These employment agreements provide for salary and an annual bonus, a portion of which is guaranteed.

Under the employment agreements, each officer received options to purchase shares of the common stock of our parent company, GXS Holdings, Inc. Each employment agreement also provides for customary employee benefits. Generally, each officer is subject to non-competition and non-solicitation provisions during his or her period of employment and for a period of twelve months after termination, and each officer is required to enter into a proprietary information and inventions agreement.

The employment agreements provide that if we terminate an officer without cause, other than by reason of the officer’s death or disability, the terminated officer will receive:

•	a lump sum equal to:

•	earned but unpaid salary and accrued benefits; plus

•	an amount equal to a portion of the officer’s most recent bonus and a severance payment equal to the officer’s then-current annual salary and most recent bonus; and

•	accelerated vesting of the portion of the officer’s options that would have become vested within the twelve-month period following the date of termination.

If the officer’s service with us terminates for any other reason, the terminated officer will receive a lump sum equal to earned but unpaid salary and accrued benefits. If we fail to renew an officer’s agreement, the officer will receive:

•	a lump sum equal to earned but unpaid salary and accrued benefits; and

•	a severance payment equal to one hundred percent or fifty percent of the officer’s then-current annual salary and most recent bonus.

In addition, upon the termination of an officer without cause within twelve months of a change in control of us or our parent, GXS Holdings, or upon the death of the officer, the officer’s options vest in full. GXS Holdings has the right, under GXS Holdings’ stock incentive plan and the applicable stock option agreement, to repurchase the shares of common stock acquired upon exercise of options in accordance with the terms of the plan and the applicable award agreement.

Mr. Greenfield’s offer letter provides for an annual salary and customary employee benefits. It also provides for options to purchase shares of both common and preferred stock of GXS Holdings. Mr. Greenfield has been granted options to purchase 568,909 shares of GXS Holdings Common Stock and 20,029 shares of GXS preferred stock which will vest as of June 1, 2004, subject to accelerated vesting in the event that his employment is terminated by the Company without cause. As a condition to receiving the options to purchase GXS Holdings common stock, Mr. Greenfield is subject to non-competition and non-solicitation provisions during his period of employment and for a period of twelve months after termination, and is required to enter into a proprietary information and inventions agreement.

Mr. Patrick’s and Mr. Archer’s offer letters provide for an annual salary, annual bonus, customary employee benefits and options to purchase shares of the common stock of GXS Holdings. In the case of Mr. Patrick, (i) a portion of the annual bonus is guaranteed, and (ii) in the event of his termination of employment by the company without cause, he is entitled to receive, as severance, continuation of his then-current salary and medical benefits for twelve months and a payment equal to a pro rated portion of his most recent annual bonus. Mr. Archer’s letter provides for a retention bonus to be paid in two increments. The first increment, which is equal to 40% of his annual salary, is to be paid upon the first anniversary of the closing of the acquisition of HAHT Commerce, Inc. The second increment, which is equal to 60% of his annual salary, is to be paid upon the second anniversary of such acquisition. As a condition to receiving the options to purchase GXS Holdings common stock, Messrs. Patrick and Archer are subject to non-competition and non-solicitation provisions during their periods of employment and for a period of twelve months after termination, and are required to enter into a proprietary information and inventions agreement.

We entered into a separation agreement, dated December 1, 2003, with our former Chief Executive Officer, Harvey Seegers. Pursuant to this agreement, Mr. Seegers was paid a severance payment equal to the sum of (i) the pro rated portion of his most recent annual bonus, and (ii) 1.5 times the sum of his then-current annual salary plus his most recent annual bonus. In addition, all options that had been previously granted to Mr. Seegers became fully vested. Mr. Seegers is also subject to non-competition and non-solicitation provisions for a period of eighteen months.

Stock Incentive Plan

Our parent company, GXS Holdings, Inc., sponsors a stock incentive plan that provides for the grant of stock options and other awards to our employees, directors and consultants. Under the plan, incentive stock options may be granted only to employees and only in accordance with applicable state laws and federal rules governing incentive stock options. The plan also provides for grants of nonstatutory stock options and other stock-based awards. These grants may be made to employees, directors and consultants. The plan may be administered by the board of directors or by a committee of directors delegated by the board of directors. Presently, the compensation committee serves this function.

The compensation committee is authorized to designate participants in the plan and to determine the exercise price, the number of shares subject to individual awards and the terms and conditions, including the vesting schedule, of each award granted under the plan. The options generally expire ten years from the date of grant except in certain termination events, in which case the options expire early. The plan provides for payment of the exercise price of options in the form of cash or, subject to the discretion of the board of directors or compensation committee, by delivery of other securities of GXS Holdings, or in such other manner as may be permitted by the board of directors.

The board of directors may amend the plan. However, an amendment requires shareholder consent if such consent is necessary to comply with regulatory requirements, unless the amendment serves to conform the plan to the local rules and regulations of a non-U.S. jurisdiction. In addition, an amendment to the plan or to any particular award is not effective with respect to any plan participant who is adversely affected by the amendment without the consent of that participant. The plan terminates in 2012, unless terminated earlier by the board of directors and, under specified circumstances, the shareholders.

As of December 31, 2003, 13,636,364 shares of common stock have been reserved for issuance under the plan. As of December 31, 2003, GXS Holdings has granted options to purchase 12,282,072 shares of GXS Holdings’ common stock at an exercise price of $0.50 per share to a number of our employees and outside directors, including all of our executive officers except Messrs. Greenfield and Archer, whose options were not granted until March 2004. The options vest in various amounts over periods of up to eight years; vested options not qualifying as incentive stock options under the Internal Revenue Code are generally not exercisable until an initial public offering or seven years from the date of grant.

Upon exercise of an option, GXS Holdings has the right to repurchase the common stock for the lower of fair market value or the exercise price following termination of employment for cause or for fair market value following termination for other than cause. The repurchase right terminates upon the earlier of an initial public offering, which raises proceeds of at least $75.0 million, or twelve months from the date of termination of employment. Fair market value is determined by the price of the stock on the last date before determination, if publicly traded, or by a committee of the board of directors of GXS Holdings.

401(k) Plan

Our domestic employees are eligible to participate in a defined contribution retirement plan that complies with Section 401(k) of the Internal Revenue Code. Under the plan, which we adopted following the recapitalization, we provide matching contributions of up to 100% of the employee’s contribution of the first 3% of the employee’s salary, and 50% of the next 2% of salary, up to total matching contributions of 4% of the employee’s compensation. In addition, at our discretion we may provide additional contributions to employees, and we have made payments of 6% of the employee’s salary in January 2004 if they were on the payroll at December 31, 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

GXS Holdings, Inc. owns 100% of our issued and outstanding common stock. The following table sets forth information regarding the beneficial ownership of the voting capital stock of GXS Holdings as of the date of this annual report by:

•	The stockholders we know to be beneficial owners of more than five percent of the outstanding shares of GXS Holding voting stock;

•	Each of our directors and executive officers; and

•	All of our directors and executive officers as a group.

The table shows the beneficial ownership of the parties listed as of the date of this annual report. Unless otherwise indicated, we believe that each of the stockholders listed has sole voting and investment power with respect to their beneficially owned shares of common stock. The percentages reflected beneficial ownership as determined under Rule 13d-3 under the Securities Exchange Act of 1934 and are based on 103,476,914 shares of common stock outstanding and 4,139,077 shares of Series A Preferred Stock outstanding as of the date of this annual report. Unless otherwise set forth below, the address of the listed stockholders is c/o GXS Holdings, Inc., 100 Edison Park Drive, Gaithersburg, Maryland 20878.

	Number of Shares of
	Series A Preferred		Number of Shares of
	Stock Beneficially		Common Stock
Name	Owned	Percent of Class	Beneficially Owned	Percent of Class
Five Percent Stockholders
Francisco Partners GP, LLC (1)	3,691,033	89%	92,275,825	89%
2882 Sand Hill Road
Suite 280
Menlo Park, CA 94025
GE Investments, Inc. (2)	400,000	10%	10,000,000	10%
c/o General Electric Company
3135 Easton Turnpike
Fairfield, CT 06431
Directors and Executive Officers
David Stanton (1)	—	—	—	—
Gary Greenfield	—	—	—	—
Rowland Archer	—	—	—	—
Ross Curtis (4)	—	—	159,375	*
Mandy Edwards (4)	—	—	74,574	*

	Number of Shares of
	Series A Preferred		Number of Shares of
	Stock Beneficially		Common Stock
Name	Owned	Percent of Class	Beneficially Owned	Percent of Class
Bruce Hunter (4)	—	—	74,574	*
James Macioce (4)	—	—	149,148	*
Robert Patrick	—	—	—	—
John Soenksen	—	—	—	—
Steven Scala (4)	—	—	149,148	*
Tasos Tsolakis (4)	—	—	149,148	*
David Golob (1)	—	—	—	—
Venkat Mohan (3)	—	—	—	—
Brian Ruder	—	—	—	—
Carl Wilson	—	—	—	—
All directors and executive officers as a group (15 persons)	—	—	755,967	*
Harvey Seegers (4) (5)	—	—	3,409,091	3%

* Less than 1%

(1)	Francisco Partners GP, LLC indirectly holds all of its voting stock through Global Acquisition Company LLC, Global Acquisition Holding Company and Global Acquisition Company. As the managing member of Global Acquisition Company LLC, Francisco Partners GP, LLC exercises voting and dispositive power over the shares of GXS Holdings voting stock held by Global Acquisition Company. David Stanton and David Golob are members of the management committee of Francisco Partners GP, LLC and, as a result, may be deemed to have or share beneficial ownership of the GXS Holdings voting stock held by these entities. Messrs. Stanton and Golob disclaim beneficial ownership of all such shares of GXS Holding voting stock. Shares disclosed in the table do not include 5,819 shares of preferred stock and 145,464 shares of common stock that Global Acquisition Company may acquire in connection with our acquisition on June 3, 2003 of assets of Celarix, Inc. These shares are being held in escrow pending resolution of items related to the acquisition. The shares disclosed in the table include 91,033 shares of preferred stock and 2,275,825 shares of common stock issued in connection with our acquisition of HAHT Commerce, Inc. on February 13, 2004 that Global Acquisition Company will acquire upon completion of exchange procedures related to the HAHT acquisition, but do not include 42,225 shares of preferred stock and 1,055,625 shares of common stock that Global Acquisition Company may acquire in connection with the HAHT acquisition, but are currently held in escrow pending the resolution of items related to the HAHT acquisition.

(2)	GE Investments is an indirect, wholly owned subsidiary of General Electric.

(3)	Mr. Mohan is a Venture Partner at Norwest Venture Partners, which is a co-investor with Francisco Partners GP, LLC in Global Acquisition Company LLC.

(4)	The number of common shares shown in the table reflects stock options vested under the GXS Holdings stock incentive plan for directors and executive officers of the Company.

(5)	Mr. Seegers was President and Chief Executive Officer of the Company until December 2003. The number of common shares shown in the table for Mr. Seegers reflect stock options vested under the GXS Holdings stock incentive plan. These options expire on December 1, 2004.

Item 13. Certain Relationships and Related Transactions

In September 2002, we effected a recapitalization of our Company which resulted in Francisco Partners and co-investors indirectly owning 90% of our parent’s common stock and an equivalent interest in our parent’s preferred stock and General Electric indirectly owning 10% of our parent’s common stock and an equivalent interest in our parent’s preferred stock.

The recapitalization agreement, together with a number of ancillary agreements, govern our relationship with General Electric since the recapitalization. The ancillary agreements include:

•	a tax matters agreement;

•	a services agreement;

•	an intellectual property agreement and license;

•	a license agreement allowing us to use the GE monogram for a period of time;

•	an employee lease agreement, which terminated on December 31, 2002, and a transitional employee services agreement; and

•	a stockholders agreement.

The summaries of the material terms of these agreements set forth below may not contain all of the terms that may be important to you. Copies of these agreements may be obtained by writing to us at the address listed in “Business – Available Information.”

Recapitalization Agreement

The recapitalization agreement sets forth, among other things, the agreement among General Electric, GE Investments and Global Acquisition Company with respect to the principal corporate transactions required to effect the recapitalization and the other agreements governing our relationship with General Electric following the recapitalization as described above under “Recapitalization.” In addition, under the recapitalization agreement, General Electric has agreed that it and its subsidiaries will not engage in any EDI business, as conducted by us, until September 27, 2005. Under the terms of the recapitalization agreement, General Electric and GE Investments have also agreed, until September 27, 2004, that they and their affiliates will maintain their respective business relationships with us and that they and their affiliates will continue to purchase products and services from us at the aggregate annual dollar volume prevailing for General Electric and its affiliates in 2001. For the year ended December 31, 2003, General Electric, together with its affiliates, generated $32.6 million, or approximately 9.0%, of our total revenues. Under terms of the agreement GE will be required to purchase products and services totaling $22.5 million during the nine months ending September 30, 2004. After that date GE has no further obligation to purchase products and services except for contracts for services that extend beyond that date. There can be no assurance that GE will continue to purchase products and services at the current levels after September 30, 2004.

Services Agreement

In connection with the recapitalization, we entered into a services agreement with Global Acquisition Company, General Electric and GE Capital Financial Inc. under which General Electric agreed to provide or cause to be provided to us, on a transitional basis, various administrative and support services to enable us to conduct our business as an ongoing enterprise after the recapitalization in substantially the same manner that it was conducted prior to the recapitalization. These services include:

•	various finance and human resource services, including accounts payable processing, general ledger, payroll processing, statutory reporting, travel and living expense processing, collections, billing and benefit administration, which services are in most cases provided at a fixed fee or based on actual costs incurred and available to us until September 27, 2003;

•	the inclusion of a hyperlink to our website from the General Electric website until September 27, 2003; and

•	other services including telecommunications services, administration services for various facilities and access for Harvey Seegers to General Electric’s corporate jet service, which are provided to us based on actual costs incurred and generally available to us until September 27, 2003.

We requested General Electric to extend certain of the individual services provided by General Electric under this agreement for up to three months, until December 31, 2003.

Under the services agreement, we were also required to provide General Electric with various administrative and support services including telecommunications services, processing services, Web-hosting services and outbound Internet services. We provided these services until March 27, 2003 or September 27, 2003, depending on the service. General Electric also required to pay, or to reimburse us for, transition costs and other incidental costs that we incurred as a result of the provision of these services.

The services agreement was utilized by us to transition from a wholly owned subsidiary to a stand-alone company, and we do not expect the costs of any continued services provided by General Electric from the date of this annual report to be material.

Intellectual Property Agreement and License

In connection with the recapitalization, we entered into an intellectual property agreement with General Electric and Global Acquisition Company to provide for the license of certain intellectual property rights and assignment of certain trademark rights from General Electric to us to enable us to conduct our business as an ongoing enterprise in substantially the same manner as it was conducted by General Electric prior to the recapitalization. In return, we agreed to license certain intellectual property rights to General Electric for use by General Electric other than rights related to the EDI business.

Under the terms of the agreement, General Electric transferred and assigned all of its worldwide rights, titles and interests to the following trademarks, together with any associated goodwill: Mark III®, Tradanet EDI Express™ and Tradanet™. In addition, General Electric granted us a non-exclusive, irrevocable, royalty-free, fully paid-up, worldwide, perpetual right and license to intellectual property controlled by General Electric which we currently use in our business or to commercialize our products and service. We have the right to extend sublicenses under that license. In return, we granted to General Electric a non-exclusive, irrevocable, royalty-free, fully paid-up, worldwide, perpetual right and license to intellectual property owned by us to the extent the intellectual property was used by General Electric in its existing businesses at the time of the recapitalization other than as our customer.

The term of the intellectual property agreement is perpetual and neither party is able to terminate the agreement, the rights or the licenses for breach. The exclusive remedies for breach are the recovery of monetary damages, injunctive relief or other equitable relief imposed by a court.

GE Monogram License Agreement

In connection with the recapitalization, General Electric granted to us a royalty-free, fully paid-up, non-exclusive, non-transferable, limited license to use the GE monogram trademark worldwide for a period of two years following the closing of the recapitalization in connection with specified products and services that adhere to particular standards of quality. The license requires that we use the GE monogram in the same manner and form as it was used by us prior to the recapitalization.

General Electric reserved the right to supervise and control our use of the GE monogram for the purpose of protecting and maintaining the goodwill associated with the GE monogram and General Electric’s reputation. General Electric also has the right to inspect our facilities, information relating to our products and services and specified documentation. If, upon inspection, General Electric finds that our products and services do not conform to the applicable standards of quality, we will be required to cure the defect within 15 days after notice from General Electric, or to cease manufacturing, marketing, promoting and selling non-conforming products and rendering non-conforming services under the GE monogram.

We are also required to cease using the GE monogram upon notice from General Electric if, in General Electric’s opinion, our use of the monogram might result in an adverse claim against us or General Electric by a third party. We have indemnified General Electric for all losses arising out of or relating to the agreement and the manufacture, sale, offering for sale, promotion or other disposition of products or the performance, rendering, offering to perform or render or promotion of services under the GE monogram.

General Electric has the right to terminate the agreement if we fail to implement a quality control plan for our goods and services that is acceptable to General Electric within 45 days from the date that we receive notice from General Electric that our quality control plan is unacceptable or if we fail to cure our breach of any provisions of this agreement after 20 days’ written notice by General Electric.

Tax Matters Agreement and Related Tax Matters

General Electric, GE Investments and Global Acquisition Company have entered into a tax matters agreement to make certain representations, warranties and covenants with respect to tax matters and to allocate the liability for taxes owed or asserted by various taxing authorities. General Electric and several of its affiliates, including us, have previously filed combined, consolidated, unitary and other similar United States or foreign, state, local or other governmental income or franchise tax returns. As a consequence of the recapitalization, we will no longer file our tax returns as part of any consolidated, unitary, or other similar combined group of General Electric entities.

The agreement sets forth the obligations of each party with respect to tax liabilities for the taxable periods before and after the recapitalization. Under the agreement, General Electric is required to file consolidated and combined tax returns for all taxable periods beginning on or before the closing of the recapitalization and is responsible for the payment of taxes required under those returns. General Electric is also required to file all necessary separate tax returns with respect to us for all taxable periods ending on or before the closing of the recapitalization and for the payment of taxes required under those returns. With respect to any taxable period that begins on or before and ends after the closing of the recapitalization, we, or Global Acquisition Company, will be responsible for the filing of our tax returns and the payment of our taxes, but General Electric will reimburse us, or Global Acquisition Company, for any taxes paid that are attributable to the pre-closing portion. We, or Global Acquisition Company, will be responsible for filing and paying our taxes for all taxable periods after the closing. If any payment required to be made under the agreement to another party to the agreement is made after the date when due, interest will accrue on the amount at the rate designated in Section 6621(a)(2) of the Internal Revenue Code, compounded on a daily basis. The agreement provides for various cross-indemnities between the parties.

As required by the tax matters agreement, Global Acquisition Company, General Electric and, if necessary, GE Investments have filed or will file all necessary elections under Section 338(h)(10) of the Internal Revenue Code to treat our acquisition by Global Acquisition Company as a sale of all of our assets. General Electric or GE Investments already have or will file a similar election in each state that requires such a filing to obtain similar treatment for state tax purposes. Global Acquisition Company, General Electric and their respective subsidiaries have all agreed to file any required tax returns in a manner consistent with treating the acquisition as a sale of all of our assets. General Electric will pay any taxes for all taxable periods or portions of taxable periods ending on or before the date of the closing of the recapitalization attributable to the making of the Section 338(h)(10) election. Global Acquisition Company is required to provide notice to General Electric of any foreign subsidiary for which Global Acquisition Company intends to file elections under Section 338(g) to treat their acquisition by Global Acquisition Company as an acquisition of all of their assets for tax purposes. Global Acquisition Company is required to pay to General Electric an amount equal to General Electric’s good faith estimate of the present value of the additional tax liability that General Electric will incur for all taxable periods as a result of the Section 338(g) elections actually made, less $250,000.

Subsequent to the recapitalization, we entered into an agreement with Global Acquisition Holding Company and Global Acquisition Company to apportion certain of their tax benefits as permitted by Section 1563 of the Internal Revenue Code. To the extent we are able to utilize tax benefits under this agreement, we would not anticipate making payments to Global Acquisition Holding Company or Global Acquisition Company.

Stockholders Agreement

In connection with the recapitalization, Global Acquisition Company and GE Investments have entered into a stockholders agreement with regard to their stock holdings in GXS Holdings, Inc. The stockholders agreement provides for customary transfer restrictions, tag-along rights, drag-along rights, rights of first offer, information rights, pre-emptive rights and registration rights with respect to the shares of our capital stock held, directly or indirectly, by Global Acquisition Company and GE Investments. Under the stockholders agreement:

•	GE Investments has the right to require GXS Holdings to offer to it the right to purchase its pro rata share of any capital stock or other equity-linked securities that GXS Holdings proposes to offer to any person, subject to a limited number of exceptions, so that GE Investments can maintain its percentage shareholding;

•	GE Investments has the right to participate, on a pro rata basis, in any transfer of GXS Holdings’ capital stock by Global Acquisition Company, subject to a limited number of exceptions, or in any other liquidity event at the same price and on the same terms and conditions as Global Acquisition Company;

•	Global Acquisition Company has the right to cause GE Investments to participate, on a pro rata basis, in any significant transfer or sale of GXS Holdings’ capital stock by Global Acquisition

Company at the same price and on the same terms and conditions as Global Acquisition Company;

•	GE Investments has the right, at any time after the first anniversary of the closing of the recapitalization, to transfer all or any part of its shares, subject to a limited number of exceptions, in a private sale although GE Investments will be required to first offer the shares to Global Acquisition Company;

•	GE Investments and Global Acquisition Company have the right to make certain transfers of their respective shares, such as transfers to affiliates, de minimus transfers, pledges or similar encumbrances;

•	GE Investments has the right to one demand registration of any shares of GXS Holdings’ capital stock that it then holds after one year following the initial public offering of GXS Holdings’ capital stock, if GXS Holdings is then eligible to use Form S-3 to register the shares and if GE Investments owns at least 5% of GXS Holdings’ outstanding capital stock at the time; and

•	GE Investments has unlimited “piggy-back” registration rights, after the initial public offering of GXS Holdings’ capital stock, to include any shares of GXS Holdings’ capital stock that it then holds in registrations that GXS Holdings effects for its own account.

In addition, for three years following the closing of the recapitalization and so long as we are not a reporting company under the Exchange Act, at the request of GE Investments, we are required to deliver to GE Investments copies of any information or documents provided to our board of directors on a quarterly basis. Finally, except with respect to any monitoring fees charged to us by Francisco Partners, all transactions between Global Acquisition Company or Francisco Partners and us are required to be on arms’ length terms.

Employee Lease Arrangements

In connection with the recapitalization we entered into an employee lease agreement with respect to U.S. employees, and a transitional employee services agreement, with respect to some non-U.S. employees, with General Electric, GE Investments, GE International and Global Acquisition Company. Under the employee lease agreement, to assist us with the transition to becoming an independent company, as of the closing of the recapitalization on September 27, 2002, all of our domestic employees became employees of General Electric. We leased the services of these employees, U.S. expatriates temporarily working for us overseas and other specified classes of employees from General Electric until November 18, 2002, in the case of domestic employees, and December 31, 2002, in the case of expatriate employees, at which time these employees again became our employees.

The transitional employee services agreement applies to individuals in India, China and the Philippines who had been employed by a General Electric entity but were assigned full-time to provide services to our non-U.S. operations in their respective countries. Under this agreement, these individuals continued to provide full-time services to our non-U.S. operations and remained employed by the relevant General Electric entity. The relevant General Electric entity continued to provide payroll and benefits services with respect to these employees, and we provided reimbursement for these services. Shortly before March 31, 2003, the employees in India and China were hired by our newly created legal entities in their respective countries.

During the applicable term of the agreements, General Electric was responsible for all employee compensation and benefits, and we were required to reimburse General Electric for any and all costs and expenses for these employees.

In addition, both the employee lease agreement and the transitional employee services agreement required Global Acquisition Company and us to indemnify General Electric and its affiliates for losses resulting from the gross negligence of Global Acquisition Company and/or its affiliates in connection with the employee services provided under the agreements during the lease term. Both agreements also required General Electric, GE Investments and GE International to indemnify Global Acquisition Company and/or its affiliates for losses resulting from the gross negligence of General Electric and/or its affiliates in connection with the employee services provided under the agreements.

Transactions with Francisco Partners

We have entered into a monitoring agreement with Francisco Partners under which Francisco Partners will provide management consulting and financial and other services to us for an annual fee of $2.0 million plus expenses. The monitoring agreement includes customary indemnification provisions in favor of Francisco Partners. At the closing of the recapitalization, we also paid to Francisco Partners a transaction fee of $20.0 million for services rendered in connection with the financial structuring of the recapitalization and other management services. In addition, we reimbursed Francisco Partners for fees and expenses associated with the recapitalization and related financing. The amounts reimbursed totaled $1.7 million.

In addition, in connection with the acquisition by our subsidiary, Global eXchange Services, on June 3, 2003, of substantially all of the assets of Celarix related to its current logistics integration and visibility solutions, Francisco Partners has agreed to exchange interests in certain entities affiliated with Francisco Partners for the preferred stock and common stock of our parent, GXS Holdings, issued and held in escrow as consideration for the acquired Celarix assets. We estimate the value of this preferred stock and common stock to be approximately $0.6 million, subject to possible post-closing adjustment.

In connection with acquisition by our subsidiary, Global eXchange Services, on February 13, 2004, of HAHT Commerce, Francisco Partners has agreed to exchange interests in certain entities affiliated with Francisco Partners for the preferred stock and common stock of our parent, GXS Holdings, issued to former stockholders of HAHT Commerce as consideration for the acquired capital stock, part of which is being held in escrow subject to satisfaction of certain conditions set forth in the agreement under which the acquisition was completed. We estimate the value of all of the preferred stock and common stock issued to HAHT Commerce stockholders including the portion held in escrow to be approximately $15.0 million, subject to possible post-closing adjustments.

Senior Subordinated Reset Notes

In connection with the recapitalization, we issued and sold $235.0 million aggregate principal amount of our senior subordinated reset notes to GECC. Because we did not refinance the senior subordinated reset notes on or before September 27, 2003, we were required to pay to GECC a fee equal to 1.0% of the outstanding aggregate principal amount of the senior subordinated reset notes and the interest rate will be reset as described in “Description of Other Indebtedness – Senior Subordinated Reset Notes’’ up to a maximum of 17% per year, although interest in excess of 15% per year is payable in kind at our option.

Other Related Party Arrangements

Prior to the recapitalization, we entered into over 100 customer agreements with General Electric and its affiliates for the provision of our services. For the year ended December 31, 2003, we generated approximately $32.6 million, or approximately 9.0%, of our total revenues under these agreements. We derived approximately $30.6 million, or 6.6%, of our revenues from General Electric and its affiliates in 2001 and $28.9 million, or 7.1%, in 2002. Under the terms of the recapitalization agreement, General Electric and GE Investments have agreed, until September 27, 2004, that they and their affiliates will maintain their respective business relationships with us and that they and their affiliates will continue to purchase products and services from us at the aggregate annual dollar volume prevailing for General Electric and its affiliates in 2001. Trade receivables as of December 31, 2002 and 2003 resulting from normal trade activity with General Electric were $0.5 million and $5.0 million, respectively. Trade payables as of December 31, 2002 and 2003 resulting from normal activity with General Electric were $1.6 million and $1.2 million, respectively.

Prior to the recapitalization, we participated in pooled treasury operations with General Electric in most countries in which we have operations. As part of this pooled activity, we earned interest on balances on deposit with General Electric and paid interest when local operations borrowed money from the pool. We had net interest income of $1.2 million and $1.3 million in 2001 and 2002, respectively, virtually all of which represented payments to or from General Electric. Effective with the recapitalization, we conduct our own treasury operations.

Prior to the recapitalization, General Electric provided a variety of services to us. Certain services, such as administration of employee benefit plans and payment of related claims, provision of voice and data networking, outsourcing of certain functions, centralized financial and administrative activities involved with transaction processing, centralized purchasing of desk top software and other corporate services, were charged to us as utilized by us. Billings for these services amounted to approximately $57.0 million, $58.8 million and $13.0 million for the years ended December 31, 2001, 2002 and 2003, respectively. As part of the recapitalization, General Electric agreed to continue to provide these services on an as needed basis for up to two years. Management believes that the amounts paid to General Electric approximate the costs of the services which could be obtained from a third party.

Prior to the recapitalization, General Electric also provided certain centralized services, such as compensation and benefit plan design, tax planning, marketing support, treasury, auditing and public company reporting, which we paid for with an annually agreed fee. This fee amounted to $12.9 million and $7.3 million for the years ended December 31, 2001 and 2002 respectively. Management believes that costs to provide these services on a stand-alone basis are approximately $2.9 million annually.

Prior to the recapitalization, our employees and retirees participated in a number of employee benefit plans maintained by General Electric and its affiliates, as described in note 2(j) to our audited consolidated financial statements. Since the recapitalization, our employees and retirees continue to be eligible for any benefits under these plans in which they were vested at the time of the recapitalization, and General Electric retained all obligations with respect to the provision of these benefits. Our employees also participated in stock option plans sponsored by General Electric. The General Electric stock options granted prior to the recapitalization continue to vest since the recapitalization but must be exercised no later than five years after the closing of the recapitalization or the original option expiration date, whichever is earlier.

Item 14. Principal Accountant Fees and Services

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the Company’s annual financial statements for 2002 and 2003, and fees billed for other services rendered by KPMG LLP (in thousands of dollars).

	2002	2003
Audit (1)	$2,175	$1,700
Audit Related	—	—

Audit and audit related fees	2,175	1,700
Tax fees (2)	177	380

	$2,352	$2,080

(1)	Includes statutory audits and services related to offering memorandums and registration statements.

(2)	Tax fees consisted of fees for tax consultation and return preparation services.

The Audit Committee’s Outside Auditor Independence Policy provides for pre-approval of the audit, audit related and tax services specifically described by the Committee on an annual basis and, in addition, advance approval for individual engagements anticipated to exceed pre-established thresholds. The policy authorized the Committee to delegate to one or more of its members pre-approval authority with respect to permitted services.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (A) Documents filed as part of this report

(i)	Financial Statements of GXS Corporation: The following financial statements, together with the report thereon of independent auditors, are included in this Report:

•	Independent Auditors’ Report

•	Consolidated Balance Sheets as of December 31, 2002 and 2003

•	Consolidated Statements of Operations for the Years Ended December 31, 2001, 2002 and 2003

•	Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2001, 2002 and 2003

•	Consolidated Statements of Stockholder’s Equity (Deficit) for the Years Ended December 31, 2001, 2002 and 2003

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2002 and 2003

•	Notes to Consolidated Financial Statements for the Years Ended December 31, 2001, 2002 and 2003

(ii)	The capital stock of some of the Company’s subsidiaries is pledged to secure some of the Company’s debt obligations. Accordingly, the Company is providing financial statements for Global eXchange Services Limited. The consolidated financial statements for our subsidiary Global eXchange Services, Inc. are substantially identical to those of the Company, and the consolidated financial statements of our subsidiary Acquisition UK Limited are substantially identical to those of Global Exchange Services Limited, which are provided herein. The following financial statements of each of the Company and Global eXchange Services Limited, together with the reports thereon of independent auditors are included in this Report:

•	Independent Auditors’ Report

•	Consolidated Profit and Loss for the Years Ended December 31, 2003, 2002 and 2001

•	Consolidated Balance Sheets as of December 31, 2003 and 2002

•	Notes to Consolidated Financial Statements

(2)	Consolidated Financial Statement Schedule of Valuation and Qualifying Accounts

B. Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation filed with the Secretary of State of Delaware on September 9, 2002 (Incorporated by reference to Exhibit 3.1 to GXS Corporation’s Registration Statement No. 333-106143 on Form S-4 filed on June 16, 2003.)

3.2	By-laws of GXS Corporation (Incorporated by reference to Exhibit 3.2 to GXS Corporation’s Registration Statement No. 333-106143 on Form S-4 filed on June 16, 2003.)

4.1	Indenture, dated as of September 27, 2002 between GXS Corporation, the subsidiary guarantors and Wells Fargo Bank Minnesota, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to GXS Corporation’s Registration Statement No. 333-106143 on Form S-4 filed on June 16, 2003.)

4.2	Registration Rights Agreement dated as of September 27, 2002 between GXS Corporation, the subsidiary guarantors and General Electric Capital Company (Incorporated by reference to Exhibit 4.2 to GXS Corporation’s Registration Statement No. 333-106143 on Form S-4 filed on June 16, 2003.)

4.3	Form of Note (included in Exhibit 4.1)

4.4	Form of Guarantee (including in Exhibit 4.1)

4.5	Indenture, dated as of March 21, 2003 between GXS Corporation, the subsidiary guarantors and Wells Fargo Bank Minnesota, National Association, as trustee (Incorporated by reference to Exhibit 4.5 to GXS Corporation’s Registration Statement No. 333-106143 on Form S-4 filed on June 16, 2003.)

4.6	Registration Rights Agreement dated as of March 21, 2003 between GXS Corporation, the subsidiary guarantors and Credit Suisse First Boston (Incorporated by reference to Exhibit 4.6 to GXS Corporation’s Registration Statement No. 333-106143 on Form S-4 filed on June 16, 2003.)

4.7	Form of Note (included in Exhibit 4.5)

4.8	Form of Guarantee (included in Exhibit 4.5)

4.9	Intercreditor Agreement, dated as of March 21, 2003, among Foothill Capital Corporation, Wells Fargo Bank Minnesota, National Association, GXS Holdings, Inc., GXS Corporation, Global eXchange Services, Inc., Global eXchange Services Holdings, Inc., GXS International, Inc. and TPN Register, L.L.C. (Incorporated by reference to Exhibit 4.9 to GXS Corporation’s Registration Statement No. 333-106143 on Form S-4 filed on June 16, 2003.)

10.1	Employment Agreement, dated as of September 28, 2002, by and among Global eXchange Services, Inc., GXS Holdings, Inc. and Harvey F. Seegers (Incorporated by reference to Exhibit 10.1 to GXS Corporation’s

Exhibit Number	Description
Registration Statement No. 333-106143 on Form S-4 filed on June 16, 2003.)

10.2	Employment Agreement, dated as of September 30, 2002, by and among Global eXchange Services, Inc., GXS Holdings, Inc. and James Macioce (Incorporated by reference to Exhibit 10.2 to GXS Corporation’s Registration Statement No. 333-106143 on Form S-4 filed on June 16, 2003.)

10.3	Employment Agreement, dated as of September 30, 2002, by and among Global eXchange Services, Inc., GXS Holdings, Inc. and Bruce E. Hunter (Incorporated by reference to Exhibit 10.3 to GXS Corporation’s Registration Statement No. 333-106143 on Form S-4 filed on June 16, 2003.)

10.4	Employment Agreement, dated as of September 30, 2002, by and among Global eXchange Services, Inc., GXS Holdings, Inc. and Mike Humenik (Incorporated by reference to Exhibit 10.4 to GXS Corporation’s Registration Statement No. 333-106143 on Form S-4 filed on June 16, 2003.)

10.5	Employment Agreement, dated as of September 30, 2002, by and among Global eXchange Services, Inc., GXS Holdings, Inc. and Steven Scala (Incorporated by reference to Exhibit 10.5 to GXS Corporation’s Registration Statement No. 333-106143 on Form S-4 filed on June 16, 2003.)

10.6	Employment Agreement, dated as of September 30, 2002, by and among Global eXchange Services, Inc., GXS Holdings, Inc. and Jeff McCroskey (Incorporated by reference to Exhibit 10.6 to GXS Corporation’s Registration Statement No. 333-106143 on Form S-4 filed on June 16, 2003.)

10.7	Employment Agreement, dated as of September 30, 2002, by and among Global eXchange Services, Inc., GXS Holdings, Inc. and Anastasios Tsolakis (Incorporated by reference to Exhibit 10.7 to GXS Corporation’s Registration Statement No. 333-106143 on Form S-4 filed on June 16, 2003.)

10.8	Employment Agreement, dated as of September 30, 2002, by and among Global eXchange Services, Inc., GXS Holdings, Inc. and Mandy Edwards (Incorporated by reference to Exhibit 10.8 to GXS Corporation’s Registration Statement No. 333-106143 on Form S-4 filed on June 16, 2003.)

10.9	Employment Agreement, dated as of January 6, 2003, by and among Global eXchange Services, Inc., GXS Holdings, Inc. and Ross Curtis (Incorporated by reference to Exhibit 10.9 to GXS Corporation’s Registration Statement No. 333-106143 on Form S-4 filed on June 16, 2003.)

10.10	GXS Holdings, Inc. Stock Incentive Plan (Incorporated by reference to Exhibit 10.10 to GXS Corporation’s Registration Statement No. 333-106143 on Form S-4 filed on June 16, 2003.)

Exhibit Number	Description
10.11	GXS Investment and Savings Plan (Incorporated by reference to Exhibit 10.11 to GXS Corporation’s Registration Statement No. 333-106143 on Form S-4 filed on June 16, 2003.)

10.12	Loan and Security Agreement, dated as of March 21, 2003, by and among GXS Corporation, GXS Holdings, Inc., the financial institutions party thereto and Foothill Capital Corporation (Incorporated by reference to Exhibit 10.12 to GXS Corporation’s Registration Statement No. 333-106143 on Form S-4 filed on June 16, 2003.)

10.13	General Continuing Guaranty, dated as of March 21, 2003, by GXS Holdings, Inc. and the guarantors (Incorporated by reference to Exhibit 10.13 to GXS Corporation’s Registration Statement No. 333-106143 on Form S-4 filed on June 16, 2003.)

10.14	Open-End Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Ohio), dated as of March 21, 2003, made by Global eXchange Services, Inc. in favor of Wells Fargo Bank Minnesota, National Association (Incorporated by reference to Exhibit 10.14 to GXS Corporation’s Registration Statement No. 333-106143 on Form S-4 filed on June 16, 2003.)

10.15	Open-End Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing, dated as of March 21, 2003, made by GXS Holdings, Inc., GXS Corporation and the guarantors in favor of Foothill Capital Corporation (Incorporated by reference to Exhibit 10.15 to GXS Corporation’s Registration Statement No. 333-106143 on Form S-4 filed on June 16, 2003.)

10.16	Recapitalization Agreement, dated as of June 21, 2002, by and among General Electric Company, GE Investments, Inc. and Global Acquisition Company (Incorporated by reference to Exhibit 10.16 to GXS Corporation’s Registration Statement No. 333-106143 on Form S-4 filed on June 16, 2003.)

10.17	Services Agreement, dated as of September 27, 2002, by and among General Electric Company, GXS Holdings, Inc., Global Acquisition Company and GE Capital Financial, Inc. (Incorporated by reference to Exhibit 10.17 to GXS Corporation’s Registration Statement No. 333-106143 on Form S-4 filed on June 16, 2003.)

10.18	Intellectual Property Agreement and License, dated as of September 27, 2002, by and among, General Electric Company, GXS Corporation and Global Acquisition Company (Incorporated by reference to Exhibit 10.18 to GXS Corporation’s Registration Statement No. 333-106143 on Form S-4 filed on June 16, 2003.)

10.19	GE Monogram License, dated as of September 27, 2002, by and between Monogram Licensing, Inc. and GXS Corporation (Incorporated by reference to Exhibit 10.19 to GXS Corporation’s Registration Statement No. 333-106143 on Form S-4 filed on June 16, 2003.)

10.20	Tax Matters Agreement, dated as of June 21, 2002, by and among General Electric Company, GE Investments, Inc. and Global Acquisition Company (Incorporated by reference to Exhibit 10.20 to GXS

Exhibit Number	Description
Corporation’s Registration Statement No. 333-106143 on Form S-4 filed on June 16, 2003.)

10.21	Asset Purchase Agreement, dated as of June 3, 2003, by and between GXS Holdings, Inc. and Celarix, Inc. (Incorporated by reference to Exhibit 10.21 to GXS Corporation’s Registration Statement No. 333-106143 on Form S-4 filed on June 16, 2003.)

10.22	Employment Agreement, dated August 4, 2003, by and among Global eXchange Services, Inc., GXS Holdings, Inc. and John Soenksen (Incorporated by reference to Exhibit 10.1 to Amendment No. 2 to GXS Corporation’s Registration Statement No. 333-106143 on Form S-4 filed on September 5, 2003.)

10.23	Agreement and Plan of Merger, dated as of January 14, 2004, by and among HAHT Commerce, Inc., GXS January, Inc., GXS Holdings, Inc. and certain stockholders of HAHT Commerce, Inc. (Incorporated by reference to Exhibit 2.1 to GXS Corporation’s Current Report on Form 8-K filed on January 15, 2004.)

*10.24	Employment Agreement, dated November 4, 2003, by and among Global eXchange Services, Inc., GXS Holdings, Inc. and Robert Patrick.

*10.25	Employment Agreement, dated December 1, 2003, by and among Global eXchange Services, Inc., GXS Holdings, Inc. and Gary Greenfield.

*10.26	Agreement, dated December 5, 2003, by and among Global eXchange Services, Inc., GXS Holdings, Inc. and Carl Wilson.

*10.27	Agreement, dated January 16, 2004, by and among Global eXchange Services, Inc., GXS Holdings, Inc. and Venkat Mohan.

*10.28	Employment Agreement, dated January 20, 2004, by and among Global eXchange Services, Inc., GXS Holdings, Inc. and Rowland Archer.

*10.29	First Amendment to Loan and Security Agreement, dated as of December 31, 2003, by and among GXS Corporation, GXS Holdings, Inc., the financial institutions party thereto and Foothill Capital Corporation.

*10.30	Second Amendment to Loan and Security Agreement dated as of March 29, 2004, by and among GXS Corporation, GXS Holdings, Inc., the financial institutions party thereto and Foothill Capital Corporation.

*10.31	Separation Agreement, dated as of December 1, 2003, by and among Global eXchange Services, Inc., GXS Holdings, Inc. and Harvey F. Seegers.

*12	Ratio of Earnings to Fixed Charges

*14	Code of Ethics

*21	Subsidiaries of GXS Corporation.

*31.1	Form of Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

*31.2	Form of Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

*	Filed herewith

C.	Reports on Form 8-K

None

GXS CORPORATION AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		(1)	(2)
	Balance at	Charged to	Charged to
	beginning of	costs, expenses	other				Balance at
	year	and income	accounts		Deductions		end of year
For the year ended December 31, 2003:
Allowance for doubtful accounts	$4,292	(881)	121	(B)	(994	) (A)	$2,538
Allowance for sales credits	$5,273	9,508	214	(B)	(6,188	) (C)	$8,807
For the year ended December 31, 2002:
Allowance for doubtful accounts	$4,849	$1,762	$125	(B)	$(2,444	) (A)	$4,292
Allowance for sales credits	$7,137	$14,229	$81	(B)	$(16,174	) (C)	$5,273
For the year ended December 31, 2001:
Allowance for doubtful accounts	$2,785	$3,238	$(67	)(B)	$(1,107	)(A)	$4,849
Allowance for sales credits	$6,442	$11,914	$(7	)(B)	$(11,212	)(C)	$7,137

A.	Doubtful accounts written off, less recoveries on accounts previously written off

B.	Related to foreign exchange fluctuation

C.	Gross value of all sales credits issued during year

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

GXS Corporation

By: /s/ Gary Greenfield

Gary Greenfield
Chief Executive Officer and President

Date: March 30, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Gary Greenfield Gary Greenfield	President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2004
/s/ John Soenksen John Soenksen	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 30, 2004
/s/ John Duvall John Duvall	Vice President and Controller (Principal Accounting Officer)	March 30, 2004
/s/ David Stanton David Stanton	Director	March 30, 2004
/s/ David Golob David Golob	Director	March 30, 2004
/s/ Venkat Mohan Venkat Mohan	Director	March 30, 2004
/s/ Brian Ruder Brian Ruder	Director	March 30, 2004
/s/ Carl Wilson Carl Wilson	Director	March 30, 2004

EXHIBIT INDEX

Exhibit Number	Description

10.24	Employment Agreement, dated November 4, 2003, by and among Global eXchange Services, Inc., GXS Holdings, Inc. and Robert Patrick.

10.25	Employment Agreement, dated December 1, 2003, by and among Global eXchange Services, Inc., GXS Holdings, Inc. and Gary Greenfield.

10.26	Agreement, dated December 5, 2003, by and among Global eXchange Services, Inc., GXS Holdings, Inc. and Carl Wilson.

10.27	Agreement, dated January 16, 2004, by and among Global eXchange Services, Inc., GXS Holdings, Inc. and Venkat Mohan.

10.28	Employment Agreement, dated January 20, 2004, by and among Global eXchange Services, Inc., GXS Holdings, Inc. and Rowland Archer.

10.29	First Amendment to Loan and Security Agreement, dated as of December 31, 2003, by and among GXS Corporation, GXS Holdings, Inc., the financial institutions party thereto and Foothill Capital Corporation.

10.30	Second Amendment to Loan and Security Agreement dated as of March 29, 2004, by and among GXS Corporation, GXS Holdings, Inc., the financial institutions party thereto and Foothill Capital Corporation.

10.31	Separation Agreement, dated as of December 1, 2003, by and among Global eXchange Services, Inc., GXS Holdings, Inc. and Harvey F. Seegers.

12	Ratio of Earnings to Fixed Charges

14	Code of Ethics

21	Subsidiaries of GXS Corporation.

31.1	Form of Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Form of Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer