Form 10-Q
period 2004-03-31
GXS CORP
filed 2004-05-14
CIK 1235162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-106143

GXS CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	35-2181508
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Edison Park Drive, Gaithersburg, MD	20878

(Address of Principal Executive Offices)	(Zip Code)

(301) 340-4000

(Registrant’s Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X ]

          Indicate by a check mark whether the registrant is an accelerated filer (as determined in Rule 12b-2 of the Exchange Act).

     Yes [  ] No [X ]

As of May 13, 2004, the Registrant had 100 outstanding shares of common stock, significantly all of which was held by affiliates of the Registrant.

INDEX TO QUARTERLY REPORT

Page No.
Part I. Financial Information
Item 1. Financial Statements
Unaudited Condensed Consolidated Financial Statements of GXS Corporation
Condensed Consolidated Balance Sheets as of December 31, 2003 and March 31, 2004	3
Condensed Consolidated Statements of Operations for the three months ended March 31, 2003 and 2004	4
Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2003 and 2004	5
Condensed Consolidated Statement of Stockholder’s Equity (Deficit) for the three months ended March 31, 2004	6
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2004	7
Notes to Condensed Consolidated Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosures About Market Risk	32
Item 4. Controls and Procedures	33
Part II. Other Information
Item 6. Exhibits and Reports on Form 8-K	34
Signatures	35

GXS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands of dollars, except per share amounts)

	December 31,	March 31,
	2003 (1)	2004
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$46,730	$39,168
Receivables:
Trade	53,069	53,342
Other	4,178	4,721
General Electric Company	5,081	2,352
Deferred income taxes	1,729	1,729
Prepaid expenses and other assets	8,660	11,638

Total current assets	119,447	112,950
Investment in affiliates	2,929	2,932
Property and equipment, net	132,701	125,423
Deferred income taxes	3,034	2,543
Deferred financing costs	15,886	15,081
Other assets	4,342	4,503
Other acquired intangible assets, net	1,168	13,105
Goodwill	11,929	27,943

Total Assets	$291,436	$304,480

Liabilities, Minority Interest and Stockholder’s Equity (Deficit)
Current liabilities:
Trade payables	$12,139	$17,162
Deferred income	10,368	18,796
Accrued expenses and other liabilities	63,405	66,714

Total current liabilities	85,912	102,672
Long-term debt	405,520	405,751
Other liabilities	23,929	23,588

Total liabilities	515,361	532,011

Minority interest	810	644

Stockholder’s equity (deficit):
Common stock $1.00 par value, 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	258,386	276,898
Retained earnings (deficit)	(477,616)	(500,360)
Foreign currency translation	(5,505)	(4,713)

Total stockholder’s equity (deficit)	(224,735)	(228,175)

Total Liabilities, Minority Interest and Stockholder’s Equity (Deficit)	$291,436	$304,480

(1)	Amounts are derived from December 31, 2003 audited consolidated financial statements

See accompanying notes to condensed consolidated financial statements

GXS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands)
(Unaudited)

	Three months ended March 31,
	2003	2004
Revenues	$91,288	$83,759
Costs and operating expenses:
Cost of revenues	51,884	55,992
Sales and marketing	15,391	17,635
General and administrative	13,100	14,263
Restructuring and related charges	2,547	(124)

Operating income (loss)	8,366	(4,007)
Other income (expense):
Proportionate share of losses in investee companies and investment write-downs	(649)	—
Write-off of deferred financing costs	(5,548)	—
Interest income	300	145
Interest expense	(10,815)	(15,208)
Other income (expense), net	805	(1,569)

Loss before income taxes	(7,541)	(20,639)
Provision (benefit) for income taxes	(1,438)	2,105

Net loss	$(6,103)	$(22,744)

See accompanying notes to condensed consolidated financial statements

GXS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three months ended March 31,
	2003	2004
Net loss	$(6,103)	$(22,744)
Foreign currency translation adjustments	(1,170)	792

Comprehensive loss	$(7,273)	$(21,952)

See accompanying notes to condensed consolidated financial statements

GXS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholder’s Equity (Deficit)
(In thousands)
(Unaudited)

				Foreign
		Additional	Retained	currency	Total
	Common	paid-in	earnings/	translation	stockholder’s
	stock	capital	(deficit)	adjustments	deficit
Balance at December 31, 2003	$—	$258,386	$(477,616)	$(5,505)	$(224,735)
Net loss	—	—	(22,744)	—	(22,744)
Foreign currency translation adjustments	—	—	—	792	792
Capital contribution by GXS Holdings in connection with acquisition of HAHT	—	15,000	—	—	15,000
Contributions from General Electric Company	—	3,512	—	—	3,512

Balance at March 31, 2004	$—	$276,898	$(500,360)	$(4,713)	$(228,175)

See accompanying notes to condensed consolidated financial statement

GXS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended March 31,
	2003	2004
Cash flows from operating activities:
Net loss	$(6,103)	$(22,744)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,085	14,858
Deferred income taxes	(4,439)	211
Write-off of deferred financing costs	5,548	—
Amortization of deferred financing costs and debt discount	250	1,165
Minority interest	(304)	(166)
Changes in operating assets and liabilities, net of effect of business acquisition:
Decrease in receivables	3,816	4,053
Increase in prepaid expense and other assets	(3,730)	(1,803)
Increase in accounts payable	299	4,815
Increase in deferred income	4,509	5,246
Increase (decrease) in accrued expenses and other liabilities	6,770	(359)
Other	(1,368)	624

Net cash provided by operating activities	16,333	5,900

Cash flows for investing activities:
Purchases of property and equipment	(7,302)	(7,137)
Purchase of HAHT, net of cash acquired of $4,526	—	(9,724)

Net cash used in investing activities	(7,302)	(16,861)

Cash flows from financing activities:
Repayment of long-term debt	(174,562)	—
Proceeds from long-term debt issuances	169,750	—
Capital contributions from General Electric Company	8,972	3,512
Payment of financing costs	(9,383)	(129)
Other	1,981	—

Net cash provided by (used in) financing activities	(3,242)	3,383

Effect of exchange rate changes on cash	622	16

Increase (decrease) in cash and cash equivalents	6,411	(7,562)
Cash and cash equivalents, beginning of year	37,333	46,730

Cash and cash equivalents, end of period	$43,744	$39,168

Supplemental disclosure of non-cash investing and financing activities:

In connection with the acquisition of HAHT Commerce, GXS Holdings issued common and preferred stock with an estimated fair value of $15,000. Such amount has been reflected as an increase to additional paid-in capital and goodwill. A cash deposit of $750 towards the purchase price was paid in 2003 and recorded to other non-current assets. During the quarter this amount was reclassified to goodwill.

See accompanying notes to condensed consolidated financial statements

GXS CORPORATION AND SUBSIDIAIRIES
Notes to Unaudited Condensed Consolidated Financial Statements
Three months ended March 31, 2003 and 2004
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

Interim results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2003, not included herein.

GXS Holdings, Inc. (GXS Holdings) (formerly RMS Electronic Commerce Systems, Inc.) and GE Information Services, Inc. (GEIS), prior to September 27, 2002, were wholly owned subsidiaries of GE Investments, Inc. (GE Investments), which is a wholly owned subsidiary of General Electric Company (GE). On September 9, 2002, GXS Holdings formed GXS Corporation (GXS) and GXS Holdings contributed all of its assets to GXS in exchange for all of the common stock of GXS. In addition, GE Investments transferred 100% of the common stock that it held in GEIS to GXS and GEIS became a wholly owned subsidiary of GXS. For financial reporting purposes, this transaction was accounted for as a combination of companies under common control. The consolidated financial statements have been prepared as if the assets, liabilities and results of operations of GXS Holdings were consolidated with those of GEIS, (now called Global eXchange Services, Inc.) for all periods presented. GXS and subsidiaries (the Company) are primarily engaged in the business of providing transaction management infrastructure products and services that enable companies to electronically exchange essential business documents.

On June 21, 2002, GE, GE Investments and Global Acquisition Company, a subsidiary of Francisco Partners, L.P. (Francisco Partners), signed a definitive agreement to effect a recapitalization (the Recapitalization Agreement) of the Company. The recapitalization was consummated on September 27, 2002 (the Recapitalization) and resulted in the Company issuing $175,000 of debt under a senior term loan agreement and $235,000 of debt under a senior subordinated reset note agreement (see note 5). Proceeds, in the amount of $350,000, were distributed by the Company to GE pursuant to terms of the Recapitalization Agreement. In addition, Francisco Partners and its co-investors, through a direct or indirect subsidiary, acquired 90% of the outstanding common stock of GXS Holdings for $407,773. The Company incurred $30,085 of fees to consummate the Recapitalization including $20,000 for services rendered by Francisco Partners.

The Recapitalization was accounted for as a leveraged recapitalization since greater than 5% of the voting common stock of GXS Holdings was retained by GE. Under leveraged recapitalization accounting, the transfer of a controlling interest in GXS Holdings to Francisco Partners does not result in a change in the accounting basis in the assets and liabilities of GXS Holdings or its subsidiaries including GXS. Accordingly, the assets and liabilities of GXS have been recorded at their historical cost basis in the accompanying consolidated financial statements. Additionally, the costs incurred to effect the Recapitalization have been expensed as incurred.

GE has agreed to reimburse the Company for certain defined operating and restructuring costs following the Recapitalization. During the three months ended March 31, 2003 and 2004, GE has reimbursed the Company approximately $4,000 and $3,512 of these costs, respectively. These costs include approximately $1,900 of costs and expenses incurred with closing a data center in Rockville, Maryland, $3,300 of costs incurred in connection with a services agreement with MCI (formerly called WorldCom), $1,700 for notice pay and severance in connection with a reduction in force and facility exit costs, $500 for costs and expenses incurred for rebranding products and implementing an internal systems infrastructure and approximately $200 for certain taxes.

GXS CORPORATION AND SUBSIDIAIRIES
Notes to Unaudited Condensed Consolidated Financial Statements
Three months ended March 31, 2003 and 2004
(Unaudited)
(In thousands of dollars)

Additionally, in connection with the Recapitalization, GE agreed to reimburse the Company for the managed network fee related to the portion of the network being used by them following the Recapitalization. A reimbursement during the three months ended March 31, 2003 of approximately $1,750 was credited to cost of revenues.

In connection with the Recapitalization, the Company’s acquiror and the acquiror’s common parent made an election under US Income Tax Regulations that allowed the Company to revalue its assets and liabilities for income tax purposes. The tax benefit of the revaluation was approximately $242,000. Such benefit was reflected as a contribution to additional paid-in capital at the date of the Recapitalization. Management believes the Company will achieve profitable operations in future years that will enable the Company to recover the benefit of this deferred tax asset. However, the Company presently does not have sufficient objective evidence to support management’s belief and, accordingly, established a full valuation allowance for this asset in the fourth quarter of 2003 as required by generally accepted accounting principles. Recording this valuation allowance does not impact the Company’s ability to realize the benefit of this asset.

(2) Summary of Significant Accounting Policies

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

GXS CORPORATION AND SUBSIDIAIRIES
Notes to Unaudited Condensed Consolidated Financial Statements
Three months ended March 31, 2003 and 2004
(Unaudited)
(In thousands of dollars)

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

(c) Use of Estimates

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

(d) Reclassification of certain costs

Certain costs for the three months ended March 31, 2003 have been reclassified to conform to the presentation shown for the three months ended March 31, 2004.

(3) Revenues and Receivables

The Company provides e-commerce and network services to various GE businesses in the normal course of business. Sales to GE businesses and affiliates amounted to approximately $5,670 and $7,515 for the three-month periods ended March 31, 2003 and 2004, respectively. Trade receivables as of December 31, 2003 and March 31, 2004 resulting from normal trade activity with GE were $5,081 and $2,352, respectively. Pursuant to the terms of the Recapitalization Agreement, GE is required for the two-year period ending September 27, 2004, to maintain its affiliates’ respective business arrangements with the Company on terms and conditions substantially similar to those in effect at the time of the completion of the Recapitalization and to continue to purchase products and services from the Company totaling $30,600 in each of the four calendar quarters ending September 2003 and September 2004. For the twelve-month period ending September 30, 2003, the Company considered GE to have met the obligation based on sales plus orders placed during the year.

The allowance for doubtful accounts and sales allowances at December 31, 2003 was $11,345 and at March 31, 2004 was $10,281.

(4) Other Related Party Transactions

Trade payables as of December 31, 2003 and March 31, 2004 resulting from normal activity with GE were $1,177 and $891, respectively.

GE provides a variety of services to the Company. These services include administering certain employee benefit plans and paying related claims, provision of voice telecommunication services, outsourcing of certain functions, centralized financial and administrative activities involved with transaction processing, centralized purchasing of desk top software and other corporate services. Such services have been charged to the Company as utilized by the Company. Billings for these services, which are included in operating expenses, amounted to $3,964 and $1,988 for the three months ended March 31, 2003 and 2004, respectively. As part of the Recapitalization, GE will continue to provide these services on an as needed basis until September 2004. The Company has migrated most of these services to alternative providers, or brought some of the services in-house. The remaining services will be migrated

GXS CORPORATION AND SUBSIDIAIRIES
Notes to Unaudited Condensed Consolidated Financial Statements
Three months ended March 31, 2003 and 2004
(Unaudited)
(In thousands of dollars)

to alternative providers or brought in-house during 2004. Management believes that the amounts paid to GE approximate the cost at which these services could be obtained from a third party.

In connection with the Recapitalization, the Company entered into an agreement with Francisco Partners under which the Company has agreed to pay to Francisco Partners a fee of $2,000 annually plus expenses for financial advisory and consulting services. Francisco Partners has informed the Company of its intent to defer receipt of the fee. The expense related to the management fee amounted to $500 for each of the three-month periods ended March 31, 2003 and 2004. The Company reimbursed Francisco Partners for additional expenses of $185 which were incurred during the three months ended March 31, 2003. As of December 31, 2003 and March 31, 2004, the Company owed Francisco Partners $3,071 and $3,571, respectively.

(5) Long-Term Debt

Long-term debt consists of the following at March 31, 2004:

Term loan facility	$70,000
Senior secured floating rate notes, net of debt discount of $4,249	100,751
Senior subordinated reset notes	235,000

Long-term debt	$405,751

Credit Facility:

The Company entered into a credit facility on September 27, 2002 which consisted of a $175,000 term loan facility (Term Loan Facility) and a $35,000 revolving credit facility. To consummate the Recapitalization, the Company borrowed $175,000 under the Term Loan Facility and $235,000 under the Senior Subordinated Reset Notes (Reset Notes).

The Company entered into a New Credit Facility on March 21, 2003 consisting of a $70,000 term loan (the New Term Loan Facility) and a $30,000 revolving credit facility (the New Revolving Credit Facility). On March 21, 2003, the Company also issued $105,000 of Senior Secured Floating Rate Notes (Floating Notes) for proceeds of $99,750. These proceeds, cash on hand and the borrowings under the New Term Loan Facility were used to repay borrowings outstanding under the Term Loan Facility. In connection with the refinancing, the Company wrote off $5,548 of deferred financing costs that the Company had incurred in establishing the original Credit Facility.

The ability to borrow under the New Credit Facility is subject to a borrowing base, calculated monthly, at an amount equal to 90.0% of EDI Services Revenue for the immediately preceding six consecutive completed months. The New Term Loan Facility bears interest, at the Company’s option, at either a floating base rate plus 4.0% per annum or floating LIBOR plus 6.0% per annum. The New Revolving Credit Facility bears interest, at the Company’s option, at either a floating base rate plus 2.0% per annum or floating LIBOR plus 4.25% per annum. The base rate and LIBOR rate used to calculate the applicable interest rate on the New Term Loan Facility and the New Revolving Credit Facility may not be less than 4.25% and 2.25%, respectively. Outstanding borrowings under the New Term Loan Facility as of March 31, 2004 bear interest at a base rate of 4.25% plus 4.0%. Interest is payable monthly in arrears for base rate loans and on the last day of selected interest periods, but no later than every three months, for LIBOR rate loans. Borrowings outstanding under the New Term Loan Facility and the New Revolving Credit Facility mature on March 21, 2007.

The New Revolving Credit Facility enables the Company to obtain revolving credit loans and to issue letters of credit for working capital, acquisitions and general corporate purposes. At March 31, 2004, the Company had

GXS CORPORATION AND SUBSIDIAIRIES
Notes to Unaudited Condensed Consolidated Financial Statements
Three months ended March 31, 2003 and 2004
(Unaudited)
(In thousands of dollars)

outstanding letters of credit of $8,900 and available borrowings of $21,100 under the New Revolving Credit Facility. The outstanding letters of credit relate to performance obligations of the Company. The Company pays 0.75% per annum on the unused portion of the New Revolving Credit Facility.

The obligations of the Company under the New Credit Facility are guaranteed by all of the Company’s existing and future domestic subsidiaries (the Guarantors). The obligations of the Company under the New Credit Facility are secured by first-priority liens on substantially all of the Company’s and the Guarantors’ existing and after-acquired property, both tangible and intangible. The obligations of the Company and the Guarantors are secured by a pledge of all of the Company’s capital stock or other equity interests of the Company’s existing and future domestic subsidiaries and a pledge of 66.0% of the capital stock of the Company’s material first-tier foreign subsidiaries.

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

In addition, the New Credit Facility contains various covenants that restrict the Company from taking various actions and require the Company to achieve and maintain certain financial ratios. In March 2004, the Company negotiated amended covenants for 2004 and 2005. As of March 31, 2004 the Company is in compliance with these covenants.

Senior Secured Floating Rate Notes:

On March 21, 2003, the Company issued $105,000 of Floating Notes for proceeds of $99,750. The Floating Notes mature on July 15, 2008 and bear interest at a floating rate based on six-month LIBOR plus 9%, but never less than 12%. The interest rate at March 31, 2004 was 12%. The Floating Notes are secured by second-priority security interests in substantially all of the assets and stock of GXS and its domestic subsidiaries and 66% of the stock of the Company’s material first-tier foreign subsidiaries. In addition, the Floating Notes are guaranteed fully and unconditionally by the Company’s domestic subsidiaries. The debt discount of $5,250 is being amortized over the life of the Floating Notes using the interest method. Amortization for the period from issuance through March 31, 2004 was $1,001. Interest is payable semi-annually in arrears on January 15 and July 15 of each year commencing on July 15, 2003.

The Floating Notes are redeemable at the option of the Company any time after October 1, 2004, in whole or in part, at a redemption price equal to par plus accrued and unpaid interest, plus a redemption premium. The premium is 3% for the twelve months ending October 1, 2005 reducing to 1.5% for the twelve months ending October 1, 2006. After October 1, 2006, the Floating Notes can be redeemed at par plus accrued and unpaid interest. Upon the occurrence of a change of control, as defined in the Indenture governing the Floating Notes, each holder of the Floating Notes will have the right to require the Company to repurchase such holder’s notes at an offer price in cash equal to 101% of the aggregate principle amount thereof plus accrued and unpaid interest and liquidated damages, if any, thereon to the date of purchase.

In certain situations, the Company must offer to redeem outstanding Floating Notes with Excess Cash Flows as defined in the Floating Notes Indenture.

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

GXS CORPORATION AND SUBSIDIAIRIES
Notes to Unaudited Condensed Consolidated Financial Statements
Three months ended March 31, 2003 and 2004
(Unaudited)
(In thousands of dollars)

Senior Subordinated Reset Notes:

On September 27, 2002, the Company issued $235,000 of Reset Notes. The Reset Notes, which mature on September 27, 2009, bear interest at a rate of 12% until September 27, 2003. From and after September 27, 2003, interest on the notes will be reset, with such reset to be based on a variety of factors including the portion of the notes owned by GECC and the then current market conditions for similar securities. The Company is currently in discussions with GECC concerning the interest rate on the Reset Notes. If the interest rate on the Reset Notes is increased to the maximum rate of 17% from 12%, the Company’s annual interest expense would increase by $11.8 million, $7.1 million of which the Company would be required to pay in cash. For the period from September 27, 2003 to March 31, 2004, the Company accrued interest at a rate of 15%, the rate which management believes to be the best estimate of where the negotiations will conclude. Interest is payable semi-annually on April 15 and October 15 of each year commencing April 15, 2003. The Reset Notes are general unsecured obligations of the Company and are guaranteed by all of the Company’s domestic subsidiaries.

The Reset Notes are redeemable at the option of the Company, in whole or in part, at any time on or after September 27, 2006 at a redemption price equal to par plus accrued and unpaid interest, plus a declining redemption premium. In addition, at any time prior to September 27, 2005, the Company may on any one or more occasions redeem up to 35% of the aggregate principal amount of the Reset Notes at a redemption price of 100% of the principal amount thereof, plus accrued and unpaid interest, at the redemption date plus a premium, if any, as defined in the agreement, with the net cash proceeds of one or more equity offerings, provided that the redemption occurs within 90 days of the date of the closing of such equity offering. Upon the occurrence of a change of control, as defined in the Indenture governing the Reset Notes, each holder of the Reset Notes will have the right to require the Company to repurchase such holder’s notes at an offer price in cash equal to 101% of the aggregate principle amount thereof plus accrued and unpaid interest and liquidated damages, if any, thereon to the date of purchase.

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

The Company paid interest of $2,547 and $7,876 for the three months ending March 31, 2003 and 2004, respectively.

(6) Contingencies

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

GXS CORPORATION AND SUBSIDIAIRIES
Notes to Unaudited Condensed Consolidated Financial Statements
Three months ended March 31, 2003 and 2004
(Unaudited)
(In thousands of dollars)

The Company is subject to various other legal proceedings and claims, which arise in the ordinary course of its business none of which management believes is likely to result in any material losses to the Company.

(7) Restructuring

During the three months ended March 31, 2003, the Company incurred approximately $2,547 in restructuring costs related to facility and equipment lease buy-outs, facility exit costs including a restoration obligation, and headcount reductions of approximately 17 people primarily in our data center, engineering, and services organizations. Of these costs, $2,538 were indemnified by General Electric as part of the Recapitalization Agreement.

During the three months ended March 31, 2004, the Company did not incur any restructuring costs, however the Company did reverse $124 of accruals related to severance payments which the Company determined were no longer needed.

	Severance	Facilities	Other	Total
Balance at December 31, 2002	$334	$2,457	$—	$2,791
Restructuring expense	13,573	12,650	448	26,671
Payments and other	(4,315)	(2,861)	(448)	(7,624)

Balance at December 31, 2003	9,592	12,246	—	21,838
Restructuring expense	(124)	—	—	(124)
Payments	(2,426)	(723)	—	(3,149)

Balance at March 31, 2004	$7,042	$11,523	$—	$18,565

(8) Acquisition of HAHT

On February 13, 2004, the Company acquired all of the capital stock of HAHT Commerce, Inc. (HAHT) for consideration of $15,000 in cash plus common and preferred shares of GXS Holdings valued at approximately $15,000, subject to adjustment as provided in the Agreement and Plan of Merger, dated as of January 14, 2004. HAHT is a provider of demand chain management applications that strategically automate, integrate and optimize order management, product information management, channel management, business intelligence and customer services between manufacturers, their channel partners and business customers.

A summary of the estimated purchase price and the related allocation follows. Such allocation is preliminary and subject to change. Changes, if any, are not expected to be material. Identifiable intangible assets principally consist of customer relationships, PIM software and Order Management software which will be amortized over five years. Estimated amortization expense of $2, 017 will be recorded in 2004 and estimated amortization expense of $2,305 will be recorded in 2005, 2006, 2007 and 2008.

GXS CORPORATION AND SUBSIDIAIRIES
Notes to Unaudited Condensed Consolidated Financial Statements
Three months ended March 31, 2003 and 2004
(Unaudited)
(In thousands of dollars)

Cash	$15,000
Estimated fair value of capital stock issued by GXS Holdings, Inc.	15,000

Total purchase price	$30,000

Cash	$4,526
Other current assets	2,673
Property and equipment	155
Estimated fair value of liabilities assumed	(6,622)
Estimated transaction costs	(300)
Identifiable intangible assets	12,225
Goodwill	15,865
Other assets	1,478

$30,000

On a pro forma basis, assuming the acquisition had been consummated on January 1, 2003, the Company’s revenue and net loss for the three-month periods ended March 31, 2003 and 2004 would have been as follows:

	Three months ended March 31,
	2003	2004
Revenue	$96,039	$85,023
Net loss	$(10,882)	$(24,418)

(9) Supplemental Condensed Consolidated Financial Information

The Reset Notes and the Floating Notes issued by the Company are guaranteed by each of the Company’s U.S. subsidiaries (the Subsidiary Guarantors). The Reset Notes and the Floating Notes are not, however, guaranteed by the Company’s foreign subsidiaries. The guarantees are full, unconditional and joint and several. The Subsidiary Guarantors are each wholly owned by the Company. The ability of the Company’s subsidiaries to make cash distributions and loans to the Company and Subsidiary Guarantors is not expected to be significantly restricted. The following supplemental financial information sets forth, on a consolidating basis, balance sheets, statements of operations and comprehensive income (loss), and statements of cash flows for the Company, Subsidiary Guarantors and the Company’s nonguarantor subsidiaries.

GXS CORPORATION AND SUBSIDIARIES
Consolidating Balance Sheet
December 31, 2003
(In thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$19,389	$27,341	$—	$46,730
Receivables	—	33,963	28,365	—	62,328
Other current assets	15	8,750	1,624	—	10,389
Advances to subsidiaries	262	176,669	96,517	(273,448)	—

Total current assets	277	238,771	153,847	(273,448)	119,447
Investments in affiliates	—	2,403	526	—	2,929
Investments in subsidiaries	203,797	33,472	—	(237,269)	—
Property and equipment, net	235	127,476	4,990	—	132,701
Goodwill, net	—	6,953	4,976	—	11,929
Other noncurrent assets	10,659	4,204	5,431	(11,750)	8,544
Deferred financing costs	15,886	—	—	—	15,886

	$230,854	$413,279	$169,770	$(522,467)	$291,436

Liabilities, Minority Interest, and Stockholder’s Equity (Deficit)
Current liabilities:
Trade payables	$1,311	$7,495	$3,333	$—	$12,139
Other current liabilities	15,319	40,797	17,657	—	73,773
Advances from affiliates	33,439	136,299	103,710	(273,448)	—

Total current liabilities	50,069	184,591	124,700	(273,448)	85,912
Long-term debt	405,520	—	—	—	405,520
Other liabilities	—	24,891	10,788	(11,750)	23,929

Total liabilities	455,589	209,482	135,488	(285,198)	515,361
Minority interest	—	—	810	—	810
Stockholder’s equity (deficit)	(224,735)	203,797	33,472	(237,269)	(224,735)

	$230,854	$413,279	$169,770	$(522,467)	$291,436

GXS CORPORATION AND SUBSIDIARIES
Consolidating Balance Sheet
March 31, 2004
(Unaudited)
(In thousands)

		Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$16,853	$22,315	$—	$39,168
Receivables	—	32,350	28,065	—	60,415
Other current assets	24	8,342	5,001	—	13,367
Advances to subsidiaries	262	167,530	97,052	(264,844)	—

Total current assets	286	225,075	152,433	(264,844)	112,950
Investments in affiliates	—	2,406	526	—	2,932
Investments in subsidiaries	225,411	36,003	—	(261,414)	—
Property and equipment, net	242	120,610	4,571	—	125,423
Goodwill, net	—	22,819	5,124	—	27,943
Other noncurrent assets	1,485	24,935	5,481	(11,750)	20,151
Deferred financing costs	15,081	—	—	—	15,081

	$242,505	$431,848	$168,135	$(538,008)	$304,480

Liabilities, Minority Interest, and Stockholder’s Equity (Deficit)
Current liabilities:
Trade payables	$1,311	$13,219	$2,632	$—	$17,162
Other current liabilities	20,982	42,530	21,998	—	85,510
Advances from affiliates	42,636	125,797	96,411	(264,844)	—

Total current liabilities	64,929	181,546	121,041	(264,844)	102,672
Long-term debt	405,751	—	—	—	405,751
Other liabilities	—	24,891	10,447	(11,750)	23,588

Total liabilities	470,680	206,437	131,488	(276,594)	532,011
Minority interest	—	—	644	—	644
Stockholder’s equity (deficit)	(228,175)	225,411	36,003	(261,414)	(228,175)

	$242,505	$431,848	$168,135	$(538,008)	$304,480

GXS CORPORATION AND SUBSIDIARIES
Consolidating Statement of Operations and Comprehensive Income (Loss)
Three months ended March 31, 2003
(Unaudited)
(In thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$74,256	$32,648	$(15,616)	$91,288
Costs and operating expenses	77	68,130	27,784	(15,616)	80,375
Restructuring and related charges	—	2,547	—	—	2,547

Operating income (loss)	(77)	3,579	4,864	—	8,366
Other income (expense), net	(15,753)	(376)	222	—	(15,907)

Income (loss) before income taxes	(15,830)	3,203	5,086	—	(7,541)
Provision (benefit) for income taxes	—	(3,123)	1,685	—	(1,438)

Income (loss) before equity in income (loss) of subsidiaries	(15,830)	6,326	3,401	—	(6,103)
Equity in income (loss) of subsidiaries	9,727	3,401	—	(13,128)	—

Net income (loss)	(6,103)	9,727	3,401	(13,128)	(6,103)
Foreign currency translation adjustments	—	—	(1,170)	—	(1,170)

Comprehensive income (loss)	$(6,103)	$9,727	$2,231	$(13,128)	$(7,273)

GXS CORPORATION AND SUBSIDIARIES
Consolidating Statement of Operations and Comprehensive Income (Loss)
Three months ended March 31, 2004
(Unaudited)
(In thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$70,765	$35,258	$(22,264)	$83,759
Costs and operating expenses	—	79,221	30,933	(22,264)	87,890
Restructuring and related charges	—	(124)	—	—	(124)

Operating income (loss)	—	(8,332)	4,325	—	(4,007)
Other income, net	(15,854)	137	(915)	—	(16,632)

Income (loss) before income taxes	(15,854)	(8,195)	3,410	—	(20,639)
Provision (benefit) for income taxes	—	301	1,804	—	2,105

Income (loss) before equity in income (loss) of subsidiaries	(15,854)	(8,496)	1,606	—	(22,744)
Equity in income (loss) of subsidiaries	(6,890)	1,606	—	5,284	—

Net income (loss)	(22,744)	(6,890)	1,606	5,284	(22,744)
Foreign currency translation adjustments	—	—	792	—	792

Comprehensive income (loss)	$(22,744)	$(6,890)	$2,398	$5,284	$(21,952)

GXS CORPORATION AND SUBSIDIARIES
Consolidating Statement of Cash Flows
Three months ended March 31, 2003
(Unaudited)
(In thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(6,103)	$9,727	$3,401	$(13,128)	$(6,103)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	9,752	1,333	—	11,085
Deferred income taxes	(5,300)	(3,425)	4,286	—	(4,439)
Write-off of deferred financing costs	5,548	—	—	—	5,548
Amortization of deferred financing costs and debt discount	250	—	—	—	250
Minority interest	—	—	(304)	—	(304)
Equity in net (income) loss of subsidiaries	(9,727)	(3,401)	—	13,128	—
Changes in operating assets and liabilities, net	12,975	(2,622)	(57)	—	10,296

Net cash provided by (used in) operating activities	(2,357)	10,031	8,659	—	16,333

Cash flows for investing activities – purchases of property and equipment	(9)	(6,860)	(433)	—	(7,302)

Cash flows from financing activities:
Net contributions from General Electric Company and affiliates	—	8,972	—	—	8,972
Advance to from subsidiaries	14,644	(10,300)	(4,344)		—
Repayment of long-term debt	(174,562)	—	—	—	(174,562)
Proceeds from long-term debt issuances	169,750				169,750
Payment of financing costs	(9,383)	—	—	—	(9,383)
Other	1,981	—	—	—	1,981

Net cash provided by (used in) financing activities	2,430	(1,328)	(4,344)	—	(3,242)

Effect of exchange rate changes on cash	—	—	622	—	622

Increase in cash and cash equivalents	64	1,843	4,504	—	6,411
Cash and cash equivalents, beginning of year	—	21,940	15,393	—	37,333

Cash and cash equivalents, end of period	$64	$23,783	$19,897	$—	$43,744

GXS CORPORATION AND SUBSIDIARIES
Consolidating Statement of Cash Flows
Three months ended March 31, 2004
(Unaudited)
(In thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(22,744)	$(6,890)	$1,606	$5,284	$(22,744)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	14,258	600	—	14,858
Deferred income taxes	—	100	111	—	211
Amortization of deferred financing costs and debt discount	1,165	—	—	—	1,165
Minority interest	—	—	(166)	—	(166)
Equity in net loss of subsidiaries	6,890	(1,606)	—	(5,284)	—
Changes in operating assets and liabilities, net	11,313	8,275	(7,012)	—	12,576

Net cash provided by (used in) operating activities	(3,376)	14,137	(4,861)	—	5,900

Cash flows for investing activities:
Purchases of property and equipment	(7)	(6,949)	(181)	—	(7,137)
Purchase of HAHT, net of cash acquired of $4,526	—	(9,724)	—	—	(9,724)

Net cash used in investing activities	(7)	(16,673)	(181)	—	(16,861)

Cash flows from financing activities:
Net contributions from General Electric Company and affiliates	3,512	—	—	—	3,512
Payment of financing costs	(129)	—	—	—	(129)

Net cash provided by (used in) financing activities	3,383	—	—	—	3,383

Effect of exchange rate changes on cash	—	—	16	—	16

Increase (decrease) in cash and cash equivalents	—	(2,536)	(5,026)	—	(7,562)
Cash and cash equivalents, beginning of year	—	19,389	27,341	—	46,730

Cash and cash equivalents, end of period	$—	$16,853	$22,315	$—	$39,168

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

Overview

We provide software-based products and services which enable businesses to electronically exchange business documents and automate related processes. Our offerings are categorized into three lines of business: EDI Services, Other Business to Business Solutions, and Custom Messaging and Network Solutions. EDI Services are our principal offerings; they enable our customers to exchange business documents in an automated and secure environment. With our EDI Services offerings, we typically provide value added services such as non-repudiation, document translation, enhanced security, format conversions and support of various communication protocols. Other Business to Business Solutions includes our hosted applications and integration software; these solutions facilitate integration of internal information and collaboration between trading partners. Custom Messaging and Network Solutions primarily includes legacy offerings which include custom applications for individual customers. In general, we derive our revenue from:

•	recurring transaction processing fees;

•	software licensing;

•	software maintenance; and

•	professional services provided in connection with our products.

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

Over the past several years general economic conditions and the proliferation of the Internet and other technological advances in computing and telecommunications have and continue to transform the transaction management industry. Our business has been impacted in several ways including a decline in revenue in each of our three categories of products and services. In addition, competitive pricing dynamics across the industry have adversely impacted our core EDI Services revenues. We responded to the weakening general economic conditions and corresponding effect on demand for our products and services, by:

•	reducing our cost structure through the removal of excess capacity in our sales force, our professional services organization and our computing and network infrastructure;

•	canceling and consolidating various marketing and development programs related to products and services that were not generating sufficient revenues to support the continued investment; and

•	reducing back-office personnel.

We expect competitive pricing dynamics will continue to put pressure on the revenue from our EDI Services. We continue to focus on maintaining a cost structure that is appropriate for our existing revenue base and revenue expectations.

On February 13, 2004, we acquired all of the capital stock of HAHT Commerce, Inc. for consideration of $15.0 million in cash plus common and preferred shares of GXS Holdings, Inc. valued at approximately $15.0 million, subject to adjustment. HAHT Commerce is a provider of demand chain management applications that automate, integrate and optimize order management, product information management, channel management, business intelligence and customer services between manufacturers, their channel partners and business customers.

By combining HAHT Commerce’s software with our other products, we will be able to offer customers an end-to-end data synchronization solution, software to integrate data from back-end systems, management tools to publish product information, transaction delivery services to move the information and a means to electronically connect multiple trading partners in a retail supply chain.

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

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States. Some accounting policies require us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and the accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any differences may be material to the financial statements. A description of all of our significant accounting policies used is described in Note 2 to our audited consolidated financial statements, included in our Annual Report dated March 30, 2004. Some of these policies involve a higher degree of judgment and complexity in their application and represent the critical accounting policies used in the preparation of our financial statements. These critical accounting policies, in management’s judgment, are those described below. If different assumptions or conditions were to prevail or if our estimates and assumptions prove to be incorrect, actual results could be materially different from those reported.

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

Valuation of Accounts Receivable. We must make estimates of potential sales returns, allowances and bad debts in valuing our accounts receivable. We analyze historical returns, current economic trends and changes in customer demand and acceptance of our products and services when evaluating the adequacy of the provision for sales returns and allowances. We analyze historical bad debts, customer concentrations, customer credit-worthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. However, if the financial condition of our customers were to deteriorate, their ability to make required payments may become impaired, and increases in these allowances may be required. As of December 31, 2003 and March 31, 2004, we had allowances for doubtful accounts and sales allowances of $11.3 million and $10.3 million, respectively.

Capitalization of Software. We capitalize software development costs in accordance with AICPA Statement Of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. We begin to capitalize costs for software to be used internally when we enter the application development stage. This occurs when we have completed the preliminary project stage, our management authorizes and commits to funding the project and we believe it is feasible that the project will be completed and the software will perform the intended function. We stop capitalizing costs related to a software project when we believe we have entered the post implementation and operation stage. We capitalized approximately $19.5 million in software development costs during 2003 and $4.5 million for the three months ended March 31, 2004. If we were to make different determinations with respect to the state of development that a software project had achieved, then the amount we capitalize and the amount we charge to expense for that project could differ materially.

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

We begin to amortize capitalized costs with respect to development projects for software for internal use when the software is ready for use. We generally amortize the capitalized software development costs using the straight-line method over a five-year period. In determining and reassessing the estimated useful life over which the cost incurred for the software should be amortized, we consider the effects of obsolescence, technology, competition and other economic factors. Amortization expense related to software for internal use was $17.2 million during 2003 and $5.1 million for the three months ended March 31, 2004. If we were to make different determinations with respect to the estimated useful lives of the software, then the amount of amortization we charge in a particular period could differ materially.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, we expense as incurred costs associated with software developed for license to customers because we apply the working model method and, as such, the costs incurred from the date of working model to commercial release to customers have not been material.

Valuation of Long-lived Assets. Long-lived assets, which consist primarily of property and equipment, including capitalized costs for software developed for internal use, acquired intangible assets and goodwill totaled $145.8 million as of December 31, 2003 and $166.5 million as of March 31, 2004. We periodically evaluate the estimated useful life of property and equipment and, when appropriate, adjust the useful life thereby increasing or decreasing the depreciation expense recorded in the current and in future reporting periods. We also assess the impairment of long-lived assets on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to historical or projected future operating results;

•	significant changes in technology or in the manner of our use of the assets or the strategy for our overall business; and

•	significant negative industry or economic trends.

When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our business. This process is inherently subjective, as it requires management to make estimates and assumptions about future cash flows. In 2003, we recorded an impairment charge of $6.5 million related to certain internally developed software for which management has estimated that future cash flows were less than the carrying value of the software.

Deferred Tax Assets. As of December 31, 2003 and March 31, 2004, we had net deferred tax assets of approximately $4.8 million and $4.3 million, respectively. In connection with the recapitalization, we made a tax election in the United States that allowed us to revalue our assets and liabilities for U.S. federal income taxes purposes. We have estimated the tax benefit of this revaluation to be approximately $242.0 million. We consider the scheduled reversal of deferred tax liabilities, projected future income and tax planning strategies in assessing the realizability of deferred tax assets. Management believes the Company will achieve profitable operations in future years that will enable the Company to recover the benefit of its deferred tax asset. However, the Company presently does not have sufficient objective evidence to support management’s belief and, accordingly, has established a full valuation allowance for its U.S. and selected foreign net deferred tax assets as required by generally accepted accounting principles. Recording this valuation allowance does not impact the Company’s ability to realize the benefit of these assets.

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

Employment

Employment was 1,536 and 1,604 as of December 31, 2003 and March 31, 2004, respectively. The employment increase is attributable to the acquisition of HAHT Commerce as well as new hires in the America, primarily due to the upgrade in our sales force and the conversion of contractors to full-time employees in Asia. The increase was offset by terminations as a result of the restructuring activities that took place in January 2004.

Results of Operations

A summary of our revenue by line of business follows:

	Three Months Ended March 31
	2003		2004
		(in thousands of dollars)
	$	%	$	%
Revenues:
EDI Services	59,547	65.2%	56,724	67.7%
Other Business to Business Solutions	16,916	18.6%	12,328	14.7%
Custom Messaging and Network Solutions	14,825	16.2%	14,707	17.6%

Total revenues	91,288	100.0%	83,759	100.0%

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Revenues. Revenues decreased by $7.5 million, or 8.2%, to $83.8 million for the three months ended March 31, 2004 from $91.3 million for the three months ended March 31, 2003.

EDI Services. Revenues from EDI Services decreased by $2.8 million, or 4.7%, to $56.7 million for the three months ended March 31, 2004 from $59.5 for the three months ended March 31, 2003. The $2.8 million decrease in EDI Services revenue was comprised of a $5.5 million revenue decline in the Americas resulting from lower EDI*Express pricing and volume, partially offset by increases in revenue of our foreign subsidiaries resulting from the favorable impact of foreign currency exchange of $3.0 million.

Decreased volumes were attributable primarily to customer cancellations in the Americas during 2003. We achieved a net increase in the number of customers during the first quarter of 2004. The highly competitive marketplace we operate in, as well as our own efforts to sign multi-year agreements with both new and existing customers in order to stabilize the customer base, has negatively impacted pricing.

Other Business to Business Solutions. Revenues from Other Business to Business Solutions decreased by $4.6 million, or 27.2%, to $12.3 million for the three months ended March 31, 2004 from $16.9 million for the three months ended March 31, 2003. The $4.6 million revenue decrease is primarily driven by the termination of two customer contracts and decreased software sales, partially offset by HAHT revenue of $1.4 million and a favorable foreign currency exchange impact of $0.3 million. The shift from historical products and services towards newer offerings is expected to continue.

Custom Messaging and Network Solutions. Revenues from Custom Messaging and Network Solutions decreased $0.1 million, or 0.7%, to $14.7 million for the three months ended March 31, 2004 from $14.8 million for the three months ended March 31, 2003. Decreased business volume was offset by a favorable impact of foreign currency exchange of $1.0 million. The decrease in revenue is in line with expectations as customers continue to migrate away from legacy applications to open systems-based solutions.

Cost of revenues. Cost of revenues increased by $4.1 million, or 7.9%, to $56.0 million for the three months ended March 31, 2004 from $51.9 million for the three months ended March 31, 2003. The increase in cost of revenues is driven by higher depreciation and amortization expense associated with higher levels of internally developed software and computer hardware deployed in production.

Sales and marketing. Sales and marketing expense increased by $2.2 million, or 14.3%, to $17.6 million for the three months ended March 31, 2004 from $15.4 million for the three months ended March 31, 2003. The increase is primarily due to expenses related to the upgrade of our sales force and an increase in advertising and sales promotion activities. These actions resulted in an increase of $0.8 million in compensation, contractors and related costs and an increase of $0.8 million related to advertising and sales promotions expenses.

General and administrative. General and administrative expenses increased $1.2 million, or 9.2%, to $14.3 million for the three months ended March 31, 2004 from $13.1 million for the three months ended March 31, 2003. The increase was primarily driven by an increase in consulting expenses. The weakening dollar caused cost of revenues, sales and marketing and general and administrative expenses to be approximately $3.3 million higher in the first quarter of 2004 compared to 2003.

Restructuring and related charges. Restructuring and related charges were $2.5 million for the three months ended March 31, 2003. These charges related to facility and equipment lease buy-outs, facility exit costs including a restoration obligation, and headcount reductions of approximately 17 people primarily in our operations, engineering and service organizations. These costs were reimbursed by General Electric as part of the September 2002 recapitalization agreement.

Write-off of deferred financing costs. Deferred financing costs of $5.5 million were written off during the three months ended March 31, 2003. The write-off was related to the refinancing of our previous senior term loan.

Interest expense. Interest expense of $15.2 million for the three months ended March 31, 2004, and $10.8 million for the three months ended March 31, 2003, was primarily driven by interest on our long-term debt issued in connection with the recapitalization. The increase over the prior year relates to the increase in interest rate on our $235.0 million senior subordinated reset notes from 12% to 15% and increased interest and higher amortization of deferred financing costs related to the issuance of our $105.0 million of senior secured floating rate notes in March 2003 and our new credit facility.

Other income (expense), net. Other expense was $1.6 million for the three months ended March 31, 2004. Other expense included $0.8 million in fees relating to interest rate determination for our Senior Subordinated Reset Notes, $1.0 million of losses on foreign currency transactions, offset by $0.2 million of minority interest income. Other income was $0.8 million for the three months ended March 31, 2003, which included $0.5 million of gains on foreign currency transactions and $0.3 million of minority interest income.

Provision for income taxes. Income tax expense was $2.1 million for the three months ended March 31, 2004 compared to income tax benefit of $1.4 million for the three months ended March 31, 2003. Our tax rate for the three months ended March 31, 2004 differs from the federal statutory rate of 35% principally as a result of foreign taxes paid or accrued in jurisdictions where we are profitable and the effect of losses both foreign and domestic for which no benefit has been recognized.. Our tax rate for the three months ended March 31, 2003 differed from the federal statutory rate of 35% principally as result of state income taxes and the effect of losses in foreign jurisdictions for which no income tax benefits have been recognized.

Net loss. Net loss increased by $16.6 million to a net loss of $22.7 million for the three months ended March 31, 2004 compared a net loss of $6.1 million for the three months ended March 31, 2003. The increase of $16.6 million was a result of the matters discussed above.

Liquidity and Capital Resources

Sources and Uses of Cash

The following table is a summary of our sources and uses of cash during the three months ended March 31, 2003 and 2004:

	Three months ended March 31,
	2003	2004
	(in thousands of dollars)
Cash flows from operating activities	$16,333	$5,900
Cash flows from investing activities	(7,302)	(16,861)
Cash flows from financing activities	(3,242)	3,383
Effect of exchange rate changes on cash	622	16

Net increase (decrease) in cash and cash equivalents	$6,411	$(7,562)

Cash and cash equivalents, end of period	$43,744	$39,168

Net cash provided by operating activities was $5.9 million for the three months ended March 31, 2004 compared $16.3 million for the three months ended March 31, 2003. The decrease in net cash provided by operating activities was mainly attributable to the $16.6 million increase in net loss offset by changes in working capital and higher depreciation and amortization.

Net cash used in investing activities was $16.9 million for the three months ended March 31, 2004 compared to $7.3 million for the three months ended March 31, 2003. Net cash used in investing activities for the three months ended March 31, 2004 included capital expenditures of $7.1 million for property, software and equipment and $15.0 million for the purchase of HAHT Commerce, net of $4.5 million of cash acquired. Net cash used in investing activities for the three months ended March 31, 2003 consisted primarily of capital expenditures for software and equipment of approximately $7.3 million. Capital expenditures for the first quarter of 2003 and 2004 include $3.5 million and $4.5 million, respectively, of costs capitalized for the development of software for internal use. Net cash provided by financing activities was $3.4 million for the three months ended March 31, 2004 compared to net cash used in financing activities of $3.2 million for the three months ended March 31, 2003. Cash provided by financing activities for the three months ended March 31, 2004 consisted primarily of a $3.5 million reimbursement by General Electric pursuant to the recapitalization agreement. The usage for the three months ended March 31, 2003 was driven by $9.4 million of professional and banking fees related to our debt refinancing, and cash of $174.6 million used to retire borrowings under our previous term loan, offset by $169.8 million from the refinancing and a $9.0 million reimbursement by General Electric pursuant to the recapitalization agreement.

Our principal sources of liquidity have been available cash and cash flows from operations. We expect our principal uses of cash to be working capital, capital expenditures and debt service. As of March 31, 2004, we had outstanding debt of approximately $405.8 million, which consisted of $235.0 million of outstanding senior subordinated reset notes, $100.8 million of outstanding senior secured floating rate notes and a $70.0 million senior term loan. The senior secured floating rate notes are net of a debt discount of $4.2 million.

Borrowings under our revolving credit facility bear interest, at our option, at either a floating base rate plus 2.00% per annum or floating LIBOR plus 4.25% per annum. Borrowings under our senior term loans bear interest, at our option, at either the base rate plus 4.00% per annum or LIBOR plus 6.00% per annum. The base rate and LIBOR rate used to calculate the applicable interest rates on revolving credit loans and senior term loans may not be less than 4.25% and 2.25%, respectively. Interest is payable monthly in arrears for base rate loans and on the last day of selected interest periods, but no later than every three months for LIBOR rate loans. The maturity date of the revolving credit facility and the senior term loan are March 21, 2007, at which time all principal is due and payable.

At March 31, 2004, we had $70.0 million outstanding under the senior term loan facility. Borrowings outstanding under the facility at March 31, 2004 bear interest at 8.25%. In addition, as of the date of this report, we have approximately $8.9 million of letters of credit outstanding under our revolving credit facility. The amount that can be borrowed under the revolving credit facility is limited to a percentage of EDI revenues as defined in the agreement governing the credit facility, and is subject to our compliance with financial covenants and other customary conditions, including that no event of default under the facility have occurred and be continuing. Available borrowings under our revolving credit facility were $21.1 million at March 31, 2004.

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

The agreements governing our outstanding debt impose limitations on our ability to, among other things, incur additional indebtedness including capital leases, incur liens, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, issue preferred stock, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. The indentures governing our notes contain similar limitations. In addition, the indenture governing our senior secured floating rate notes limits our ability to maintain secured indebtedness in excess of certain limits related to our EDI services revenue. Our credit facility, as amended, also requires that we meet and maintain certain financial ratios and tests, including an annual capital expenditures limitation, minimum consolidated trailing twelve month EBITDA and a maximum consolidated leverage ratio (total senior debt to EBITDA). Our ability to comply with these covenants and to meet and maintain such financial ratios and tests is material to the success of our business and may be affected by events beyond our control. Our failure to comply with these covenants could create a default under the credit facility, the indenture governing the floating notes, and the indenture governing the reset notes. In March 2004, we negotiated amended covenants for 2004 and 2005. The amended EBITDA covenant has a requirement of $62.3 million and $85.0 million and a minimum consolidated leverage ratio requirement of 3.30 to 1.0 and 2.40 to 1.0, for 2004 and 2005, respectively. Our ability to comply with each of the EBITDA and consolidated leverage ratio covenants will primarily depend on the performance of our business in future periods and, specifically, our ability to generate revenues and control operating costs. Under our credit facility, EBITDA is calculated each quarter for the latest twelve-month period and is adjusted to exclude specific costs and expenses. The excluded costs and expenses include fees related to the recapitalization, non cash charges, restructuring charges, costs reimbursed by General Electric, and other adjustments. As defined under our credit facility, EBITDA for the three and twelve-months periods ended March 31, 2004 is equal to $11.2 million and $84.9 million, respectively. For the twelve-month period ended March 31, 2004, our consolidated leverage ratio was equal to 2.2 to 1.0, based on senior debt of $183.9 million and EBITDA of $84.9 million. EBITDA is not a presentation made in accordance with accounting principles generally accepted in the United States. Accordingly, EBITDA is not intended to be used as an alternative to net income or any other measure of performance in accordance with accounting principles generally accepted in the United States, and EBITDA is not necessarily an indication of whether we will be able to fund our cash requirements. The credit facility also requires that we limit our capital expenditures to $42.5 million during each fiscal year. For the year ended December 31, 2003, our capital expenditures totaled $29.4 million. We expect that we will be able to comply with this covenant in future periods.

The senior secured floating rate notes will mature on July 15, 2008 and bear interest at a floating rate based on six-month LIBOR plus 9%, but never less than 12%. The interest rate at March 31, 2004 was 12%. The senior secured floating rate notes are secured by second-priority security interests in substantially all of our assets and our domestic subsidiaries’ and 66% of the stock of our material foreign subsidiaries. In addition, the senior secured floating rate notes are guaranteed fully and unconditionally by our domestic subsidiaries. Interest is payable semi-annually in arrears on January 15 and July 15 of each year commencing on July 15, 2003.

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

Our senior subordinated reset notes mature on September 27, 2009 and bore interest at 12% per annum until September 27, 2003. After September 27, 2003, the senior subordinated reset notes will bear interest at a reset rate between 8% and 17%. The reset rate will be determined by negotiations between GECC and us that began in July 2003 and are continuing. The parties have not reached an agreement on the reset rate and have each engaged investment bankers to determine the reset rate. For the period from September 27, 2003 to March 31, 2004, the Company accrued interest at a rate of 15%, the rate which management believes to be the best estimate of where the negotiations will conclude. To the extent the reset rate exceeds 15%, we will have the option to pay cash interest of 15% and add the additional interest to the balance of the reset notes. Interest is payable semi-annually on April 15 and October 15 of each year commencing April 15, 2003. The senior subordinated reset notes are general unsecured obligations and are guaranteed by all of our domestic subsidiaries. The senior subordinated reset notes are redeemable at our option, in whole or in part, at any time on or after

September 27, 2006 at a redemption price equal to par plus accrued and unpaid interest, plus a declining redemption premium. In addition, prior to September 27, 2005, we may, on any one or more occasions, redeem up to 35% of the aggregate principal amount of the senior subordinate reset notes with the net cash proceeds of one or more equity offerings at a redemption price of 100% of the principal amount plus a premium equal to the reset rate and accrued and unpaid interest, provided that the redemption occurs within 90 days of the date of the closing of such equity offering and at least 65% of the senior subordinated reset notes issued remain outstanding immediately after the occurrence of such redemption. Upon the occurrence of a change of control, as defined in the Indenture governing the senior subordinated reset notes, each holder of the senior subordinated reset notes will have the right to require us to repurchase such holder’s notes at an offer price in cash equal to 101% of the aggregate principle amount thereof plus accrued and unpaid interest and liquidated damages, if any, thereon to the date of purchase.

Our debt service requirements consist primarily of interest expense on the term loan portion of our credit facility, the senior secured floating notes and the senior subordinated reset notes and on any future borrowings under the revolving credit portion of our credit facility. Our short-term cash requirements are expected to consist mainly of cash to fund our operations, interest payments on our debt and cash payments for various operating leases and capital expenditures.

Although we do not have an extensive history of acquisitions, we intend to continue to pursue acquisition opportunities. We expect to finance any future acquisitions using cash, capital stock, notes and/or assumption of indebtedness. However, the restrictions imposed on us by the agreements governing our debt outstanding at the time may affect this strategy. In addition, to fully implement our growth strategy and meet the resulting capital requirements, we may be required to request increases in amounts available under our revolving credit facility, enter into new credit facilities, issue new debt securities or raise additional capital through equity financing. We may not be able to obtain an increase in the amounts available under our credit facility, if requested, on satisfactory terms and we may not be able to successfully complete any future bank financing or other debt or equity financing on satisfactory terms, if at all. As a result, our ability to make future acquisitions is uncertain. As discussed previously, we have recently completed the acquisitions of Celarix and HAHT Commerce.

Based upon our current operations and historical results, we believe that our cash flow from operations, together with available cash and borrowings under our revolving credit facility, will be adequate to meet our anticipated requirements for working capital, capital expenditures, lease payments and scheduled interest payments for the next twelve months. To the extent additional funding is required, we expect to seek additional financing in the public or private debt or equity capital markets. We cannot be certain that we will be successful in obtaining additional financing, if needed, or that, if available, any additional financing will be on terms favorable to us. In addition, prior to the recapitalization, we were part of the General Electric group of companies and received financing from General Electric and its affiliates. Neither Francisco Partners nor General Electric is obligated to provide financing to us as General Electric and its affiliates have in the past. If we are unable to obtain the capital we require to implement our business strategy, or to obtain the capital we will require on acceptable terms or in a timely manner, we would attempt to take appropriate responsive actions to tailor our activities to our available financing, including revising our business strategy and future growth plans to accommodate the amount of financing available to us.

Contractual Obligations and Other Commitments

Our principal contractual obligations and commercial commitments include our existing senior term loan and revolving credit facility, the senior subordinated reset notes, the senior secured floating rate notes, operating leases and other commitments principally relating to multi-year software maintenance agreements. The following tables summarize these obligations at March 31, 2004 and their expected effect on our liquidity and cash flows in future periods.

		Payments due by Calendar Period
		2004	2007
		To	And	After
	Total	2006	2008	2008
Contractual Obligations:
Long-term debt	$410,000	$—	$175,000	$235,000
Operating leases	103,264	39,277	19,143	44,844
Other commitments	1,802	1,802	—	—

Total contractual cash obligations	$515,066	$41,079	$194,143	$279,844

Minority shareholders in one of our consolidated subsidiaries have rights, in certain circumstances, to require us to purchase some or all of their interests in this subsidiary at a specified price. Management estimates that this price generally equates to the fair market value of the holders’ interests and that the potential obligation as of March 31, 2004 was approximately $0.9 million in the aggregate.

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

Interest Rate Risk. We are exposed to interest rate risk as a result of our outstanding debt obligations. We plan to manage this risk through the use of a combination of fixed and variable rate debt. As of March 31, 2004, $405.8 million of our debt bears interest at variable rates. The interest rate on our $235.0 million senior subordinated reset notes was to be reset on September 27, 2003 for the balance of their six-year term. We are currently in discussions with GECC, the holder of the senior subordinated reset notes, concerning the interest rate on the senior subordinated reset notes. The maximum rate to which the interest rate may be reset is 17%, with amounts above 15% payable in kind at our option. Because the interest rate on the senior subordinated reset notes will reset to a market rate, we believe that the carrying value of the senior subordinated reset notes will approximate fair value. A one-point change in the interest rates on our variable-rate long-term debt would affect interest expense by approximately $4.1 million on an annual basis. We believe the interest rates on our variable-rate long-term debt reflect market rates and, therefore, we believe the carrying value of our variable-rate long-term debt approximates fair value.

Foreign Currency Risk. We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to minimize our exposure to these risks through our normal operating activities and, where appropriate, through foreign currency forward contracts. For the three months ended March 31, 2004, approximately 41% of our total revenues were derived from customers outside of the United States, with approximately 40% of our total revenues denominated in currencies other than the United States dollar. We estimate that revenue and expenses for the three months ended March 31, 2004 were higher by $4.3 million and $3.3 million, respectively, as a result of changes in exchange rates as compared to the three months ended March 31, 2003. At March 31, 2004 we had $32.3 million of working capital (current assets minus current liabilities) denominated in foreign currencies. At March 31, 2004, we had no outstanding foreign currency forward contracts. The following table shows the approximate split of these foreign currency exposures by principal currency:

	Foreign Currency Exposure
	at March 31, 2004
		UK	Canadian		Total
	Euro	Pound	Dollar	Other	Exposure
Revenues (three months ended)	39%	35%	9%	17%	100%
Expenses (three months ended)	42%	25%	6%	27%	100%
Working Capital	45%	17%	11%	27%	100%

A hypothetical 10% strengthening of the dollar during the three months ended March 31, 2004 versus the foreign currencies in which we have exposure would have reduced revenue by approximately $3.4 million and reduced operating expenses by approximately $2.6 million, resulting in operating income of $0.8 million less than actually reported. Working capital at March 31, 2004 would have been approximately $3.2 million lower than actually reported if we had used this hypothetical stronger dollar. These numbers were estimated using the different hypothetical rate for the entire quarter and applying it evenly to all non United States dollar transactions and balances.

Inflation. We believe that inflation has not had a material impact on our results of operations for the three months ended March 31, 2004. However, we cannot assure that future inflation would not have an adverse impact on our operating results and financial condition.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Current Reports

A. Exhibits

Exhibit Number	Description
21	Subsidiaries of GXS Corporation.

31.1	Form of Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Form of Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

B. Reports on Form 8-K

a)	Form 8-K, as filed on January 7, 2004 announcing restructuring activities.

b)	Form 8-K, as filed on January 20, 2004 announcing the plans to acquire HAHT Commerce, Inc.

c)	Form 8-K, as filed on February 27, 2004 announcing the completion of the acquisition of HAHT Commerce, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GXS CORPORATION

By: /s/ John Soenksen

Name: John Soenksen
Title: Senior Vice President, Chief Financial Officer and Treasurer
May 13, 2004

By: /s/ John Duvall

Name: John Duvall
Title: Controller and Chief Accounting Officer
May 13, 2004