Form 10-Q
period 2004-06-30
GXS CORP
filed 2004-08-13
CIK 1235162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-106143

GXS CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	35-2181508 (I.R.S. Employer Identification No.)

100 Edison Park Drive, Gaithersburg, MD (Address of Principal Executive Offices)	20878 (Zip Code)

(301) 340-4000

(Registrant’s Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

          Indicate by a check mark whether the registrant is an accelerated filer (as determined in Rule 12b-2 of the Exchange Act).

     Yes [  ] No [X]

As of August 13, 2004, the Registrant had 100 outstanding shares of common stock, significantly all of which was held by affiliates of the Registrant.

INDEX TO QUARTERLY REPORT

Page No.
Part I. Financial Information
Item 1. Financial Statements
Unaudited Condensed Consolidated Financial Statements of GXS Corporation
Condensed Consolidated Balance Sheets as of December 31, 2003 and June 30, 2004	3
Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2003 and 2004	4
Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2003 and 2004	5
Condensed Consolidated Statement of Stockholder’s Equity (Deficit) for the three and six months ended June 30, 2004	6
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2004	7
Notes to Condensed Consolidated Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3. Quantitative and Qualitative Disclosures About Market Risk	36
Item 4. Controls and Procedures	38
Part II. Other Information
Item 6. Exhibits and Reports on Form 8-K	39
Signatures	40

GXS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(In thousands of dollars, except per share amounts)

	December 31,	June 30,
	2003 (1)	2004
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$46,730	$27,280
Receivables:
Trade	53,069	51,091
Other	4,178	4,888
General Electric Company	5,081	1,722
Deferred income taxes	1,729	318
Prepaid expenses and other assets	8,660	10,380

Total current assets	119,447	95,679
Investment in affiliates	2,929	2,174
Property and equipment, net	132,701	118,713
Deferred income taxes	3,034	2,505
Deferred financing costs	15,886	14,147
Other assets	4,342	4,328
Other acquired intangible assets, net	1,168	12,529
Goodwill	11,929	28,027

Total Assets	$291,436	$278,102

Liabilities, Minority Interest and Stockholder’s Equity (Deficit)
Current liabilities:
Trade payables	$12,139	$13,747
Deferred income	10,368	20,100
Accrued expenses and other liabilities	63,405	80,208

Total current liabilities	85,912	114,055
Long-term debt	405,520	405,997
Other liabilities	23,929	21,422

Total liabilities	515,361	541,474

Minority interest	810	496

Stockholder’s equity (deficit):
Common stock $1.00 par value, 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	258,386	279,081
Retained earnings (deficit)	(477,616)	(537,917)
Foreign currency translation	(5,505)	(5,032)

Total stockholder’s equity (deficit)	(224,735)	(263,868)

Total Liabilities, Minority Interest and Stockholder’s Equity (Deficit)	$291,436	$278,102

(1) Amounts are derived from December 31, 2003 audited consolidated financial statements

See accompanying notes to condensed consolidated financial statements

GXS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(In thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2003	2004	2003	2004
Revenues	$91,091	$82,391	$182,379	$166,150
Costs and operating expenses:
Cost of revenues	53,484	52,924	105,369	108,916
Sales and marketing	16,708	15,750	32,100	33,385
General and administrative	12,429	15,997	25,527	30,260
Gain on sale of assets	(700)	28	(700)	28
Restructuring and related charges	586	17,179	3,133	17,055

Operating income (loss)	8,584	(19,487)	16,950	(23,494)
Other income (expense):
Proportionate share of losses in investee companies and investment write-downs	(111)	(726)	(760)	(726)
Write-off of deferred financing costs	—	—	(5,548)	—
Interest income	192	213	492	358
Interest expense	(12,778)	(14,506)	(23,593)	(29,714)
Other income (expense), net	(181)	154	624	(1,415)

Loss before income taxes	(4,294)	(34,352)	(11,835)	(54,991)
Provision (benefit) for income taxes	(316)	3,205	(1,754)	5,310

Net loss	$(3,978)	$(37,557)	$(10,081)	$(60,301)

See accompanying notes to condensed consolidated financial statements

GXS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2003	2004	2003	2004
Net loss	$(3,978)	$(37,557)	$(10,081)	$(60,301)
Foreign currency translation adjustments	1,092	(319)	(78)	473

Comprehensive loss	$(2,886)	$(37,876)	$(10,159)	$(59,828)

See accompanying notes to condensed consolidated financial statements

GXS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholder’s Equity (Deficit)
(In thousands)
(Unaudited)

				Foreign
		Additional	Retained	currency	Total
	Common	paid-in	earnings/	translation	stockholder’s
	stock	capital	(deficit)	adjustments	deficit
Balance at December 31, 2003	$—	$258,386	$(477,616)	$(5,505)	$(224,735)
Net loss	—	—	(60,301)	—	(60,301)
Foreign currency translation adjustments	—	—	—	473	473
Capital contribution by GXS Holdings in connection with acquisition of HAHT	—	15,000	—	—	15,000
Contributions from General Electric Company (note 1)	—	5,695	—	—	5,695

Balance at June 30, 2004	$—	$279,081	$(537,917)	$(5,032)	$(263,868)

See accompanying notes to condensed consolidated financial statement

GXS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30,
	2003	2004
Cash flows from operating activities:
Net loss	$(10,081)	$(60,301)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	23,427	29,330
Deferred income taxes	(2,028)	1,660
Gain on sale of assets	(700)	—
Write-off of deferred financing costs	5,548	—
Amortization of deferred financing costs and debt discount	1,263	2,345
Minority interest	(483)	(314)
Changes in operating assets and liabilities, net of effect of business acquisition:
Decrease in receivables	12,191	6,767
Increase in prepaid expense and other assets	(1,319)	(370)
Increase (decrease) in accounts payable	(3,446)	1,400
Increase in deferred income	2,112	6,550
Increase in accrued expenses and other liabilities	1,770	10,969
Other	(1,618)	873

Net cash provided by (used in) operating activities	26,636	(1,091)

Cash flows from investing activities:
Purchases of property and equipment	(15,448)	(14,323)
Proceed from sale of assets	600	—
Purchase of HAHT, net of cash acquired of $4,526	—	(9,724)

Net cash used in investing activities	(14,848)	(24,047)

Cash flows from financing activities:
Repayment of long-term debt	(174,562)	—
Proceeds from long-term debt issuances	169,750	—
Capital contributions from General Electric Company	8,693	5,695
Payment of financing costs	(10,426)	(129)

Net cash provided by (used in) financing activities	(6,545)	5,566

Effect of exchange rate changes on cash	1,971	122

Increase (decrease) in cash and cash equivalents	7,214	(19,450)
Cash and cash equivalents, beginning of year	37,333	46,730

Cash and cash equivalents, end of period	$44,547	$27,280

Supplemental disclosure of non-cash, investing and financing activities:

In connection with the acquisition of HAHT Commerce, GXS Holdings issued common and preferred stock with an estimated fair value of $15,000. Such amount has been reflected as an increase to additional paid-in capital and goodwill. A cash deposit of $750 towards the purchase price was paid in cash in 2003 and recorded to other non-current assets. During 2004 this amount was reclassified to goodwill.

In connection with the acquisition of Celarix in 2003, the estimated value of the common stock and preferred stock issued of $600 has been allocated to the fair value of the assets purchased and the liabilities assumed with a corresponding increase in additional paid-in capital.

See accompanying notes to condensed consolidated financial statements

GXS CORPORATION AND SUBSIDIAIRIES

Notes to Unaudited Condensed Consolidated Financial Statements
Three and six months ended June 30, 2003 and 2004
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

Interim results for the three and six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2003, not included herein.

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

On June 21, 2002, GE, GE Investments and Global Acquisition Company, a subsidiary of Francisco Partners, L.P. (Francisco Partners), signed a definitive agreement to effect a recapitalization (the Recapitalization Agreement) of the Company. The recapitalization was consummated on September 27, 2002 (the Recapitalization) and resulted in the Company issuing $175,000 of debt under a senior term loan agreement and $235,000 of debt under a senior subordinated reset note agreement (see note 5). Proceeds, in the amount of $350,000, were distributed by the Company to GE pursuant to the terms of the Recapitalization Agreement. In addition, Francisco Partners and its co-investors, through a direct or indirect subsidiary, acquired 90% of the outstanding common stock and preferred stock of GXS Holdings for $407,773. The Company incurred $30,085 of fees to consummate the Recapitalization including $20,000 for services rendered by Francisco Partners.

The Recapitalization was accounted for as a leveraged recapitalization since greater than 5% of the voting common stock of GXS Holdings was retained by GE. Under leveraged recapitalization accounting, the transfer of a controlling interest in GXS Holdings to Francisco Partners does not result in a change in the accounting basis in the assets and liabilities of GXS Holdings or its subsidiaries including GXS. Accordingly, the assets and liabilities of GXS have been recorded at their historical cost basis in the accompanying consolidated financial statements. Additionally, the costs incurred to effect the Recapitalization were expensed as incurred.

GE agreed to reimburse the Company for certain defined operating and restructuring costs following the Recapitalization. During the six months ended June 30, 2003 and 2004, GE reimbursed the Company approximately $8,700 and $5,700 of these costs, respectively. These costs include approximately $800 of costs and expenses incurred with closing a data center in Rockville, Maryland, $5,700 of costs incurred in connection with a services agreement with MCI (formerly called WorldCom), $2,100 for notice pay and severance in connection with a reduction in force and facility exit costs, $1,500 for costs and expenses incurred for rebranding products and implementing an internal systems infrastructure, $1,600 representing certain employee bonus payments made following the closing of the Recapitalization, $1,400 representing payments made on behalf of certain employees in

GXS CORPORATION AND SUBSIDIAIRIES
Notes to Unaudited Condensed Consolidated Financial Statements
Three and six months ended June 30, 2003 and 2004
(Unaudited)
(In thousands of dollars)

the Netherlands covered under the GE pension plan, and approximately $1,300 for certain taxes. These reimbursements have been recorded as contributions to additional paid-in capital.

Additionally, in connection with the Recapitalization, GE agreed to reimburse the Company for the managed network fee related to the portion of the network being used by them following the Recapitalization. A reimbursement during the six months ended June 30, 2003 of approximately $1,750 was credited to cost of revenues.

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

GXS CORPORATION AND SUBSIDIAIRIES
Notes to Unaudited Condensed Consolidated Financial Statements
Three and six months ended June 30, 2003 and 2004
(Unaudited)
(In thousands of dollars)

Professional Services and Software Maintenance — Professional services are generally conducted under time and material contracts and revenue is recognized as the related services are provided. Software maintenance revenue is deferred and recognized on a straight-line basis over the life of the related contract, which is typically one year.

For arrangements with more than one element of revenue, the Company allocates revenue to each component based on vendor specific objective evidence (VSOE), in accordance with the criteria established in AICPA Statement of Position 97-2, Software Revenue Recognition, as amended, or fair value in accordance with the criteria established in Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, as appropriate. VSOE for software maintenance is based on contractual renewal rates. Professional services are separately priced and are based on standard hourly rates determined by the nature of the service and the experience of the professional performing the service.

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

(d) Reclassification of certain costs

Certain costs for the three and six months ended June 30, 2003 have been reclassified to conform to the presentation shown for the three and six months ended June 30, 2004.

(3) Revenues and Receivables

The Company provides e-commerce and network services to various GE businesses in the normal course of business. Sales to GE businesses and affiliates amounted to approximately $8,091 and $6,979 for the three-month periods ended June 30, 2003 and 2004, respectively and $13,761 and $14,495 for the six-month periods ended June 30, 2003 and 2004, respectively. Trade receivables as of December 31, 2003 and June 30, 2004 resulting from normal trade activity with GE were $5,081 and $1,722, respectively. Pursuant to the terms of the Recapitalization Agreement, GE is required for the two-year period ending September 27, 2004, to maintain its affiliates’ respective business arrangements with the Company on terms and conditions substantially similar to those in effect at the time of the completion of the Recapitalization and to continue to purchase products and services from the Company totaling $30,600 in each of the four calendar quarters ending September 2003 and September 2004. For the twelve-month period ending September 30, 2003, the Company considered GE to have met the obligation based on sales plus orders placed during the year. For the nine-month period ending June 30, 2004, sales to GE have totaled $23,930.

The allowance for doubtful accounts and sales allowances at December 31, 2003 was $11,345 and at June 30, 2004 was $9,818.

(4) Other Related Party Transactions

Trade payables as of December 31, 2003 and June 30, 2004 resulting from normal activity with GE were $1,177 and $505, respectively.

GE provides a variety of services to the Company. These services include administering certain employee benefit plans and paying related claims, provision of voice telecommunication services, outsourcing of certain functions, centralized financial and administrative activities involved with transaction processing, centralized purchasing of desk top software and other corporate services. Such services have been charged to the Company as utilized by the

GXS CORPORATION AND SUBSIDIAIRIES
Notes to Unaudited Condensed Consolidated Financial Statements
Three and six months ended June 30, 2003 and 2004
(Unaudited)
(In thousands of dollars)

Company. Billings for these services, which are included in operating expenses, amounted to $3,034 and $953 for the three months ended June 30, 2003 and 2004, respectively, and $6,998 and $2,941 for the six months ended June 30, 2003 and 2004, respectively. As part of the Recapitalization, GE will continue to provide these services on an as needed basis until September 2004. The Company has migrated substantially all of these services to alternative providers, or brought some of the services in-house. The remaining services will be migrated to alternative providers or brought in-house during 2004. Management believes that the amounts paid to GE approximate the cost at which these services could be obtained from a third party.

In connection with the Recapitalization, the Company entered into an agreement with Francisco Partners under which the Company has agreed to pay to Francisco Partners a fee of $2,000 annually plus expenses for financial advisory and consulting services. Francisco Partners has informed the Company of its intent to defer receipt of the fee. The expense related to the management fee amounted to $500 and $1,000 for the three and six-month periods ended June 30, 2003 and 2004, respectively. The Company reimbursed Francisco Partners for additional expenses of $215 which were incurred during the six months ended June 30, 2004. As of December 31, 2003 and June 30, 2004, the Company owed Francisco Partners $3,071 and $4,070, respectively.

(5) Long-Term Debt

Long-term debt consists of the following at June 30, 2004:

Term loan facility	$70,000
Senior secured floating rate notes, net of debt discount of $4,003	100,997
Senior subordinated reset notes	235,000

Long-term debt	$405,997

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

The ability to borrow under the New Credit Facility is subject to a borrowing base, calculated monthly, at an amount equal to 90.0% of EDI Services Revenue for the immediately preceding six consecutive completed months. The New Term Loan Facility bears interest, at the Company’s option, at either a floating base rate plus 4.0% per annum or floating LIBOR plus 6.0% per annum. The New Revolving Credit Facility bears interest, at the Company’s option, at either a floating base rate plus 2.0% per annum or floating LIBOR plus 4.25% per annum. The base rate and LIBOR rate used to calculate the applicable interest rate on the New Term Loan Facility and the New Revolving Credit Facility may not be less than 4.25% and 2.25%, respectively. Outstanding borrowings under the New Term Loan Facility as of June 30, 2004 bear interest at a base rate of 4.25% plus 4.0%. Interest is payable monthly in arrears for base rate loans and on the last day of selected interest periods, but no later than every three months, for

GXS CORPORATION AND SUBSIDIAIRIES
Notes to Unaudited Condensed Consolidated Financial Statements
Three and six months ended June 30, 2003 and 2004
(Unaudited)
(In thousands of dollars)

LIBOR rate loans. Borrowings outstanding under the New Term Loan Facility and the New Revolving Credit Facility mature on March 21, 2007.

The New Revolving Credit Facility enables the Company to obtain revolving credit loans and to issue letters of credit for working capital, acquisitions and general corporate purposes. At June 30, 2004, the Company had outstanding letters of credit of $8,900 and available borrowings of $21,100 under the New Revolving Credit Facility. The outstanding letters of credit relate to performance obligations of the Company. The Company pays 0.75% per annum on the unused portion of the New Revolving Credit Facility.

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

In addition, the New Credit Facility contains various covenants that restrict the Company from taking various actions and require the Company to achieve and maintain certain financial ratios. In March and June 2004, we negotiated amended covenants for 2004 and 2005. As of June 30, 2004 the Company is in compliance with these covenants.

Senior Secured Floating Rate Notes:

On March 21, 2003, the Company issued $105,000 of Floating Notes for proceeds of $99,750. The Floating Notes mature on July 15, 2008 and bear interest at a floating rate based on six-month LIBOR plus 9%, but never less than 12%. The interest rate at June 30, 2004 was 12%. The Floating Notes are secured by second-priority security interests in substantially all of the assets and stock of GXS and its domestic subsidiaries and 66% of the stock of the Company’s material first-tier foreign subsidiaries. In addition, the Floating Notes are guaranteed fully and unconditionally by the Company’s domestic subsidiaries. The debt discount of $5,250 is being amortized over the life of the Floating Notes using the interest method. Amortization for the period from issuance through June 30, 2004 was $1,247. Interest is payable semi-annually in arrears on January 15 and July 15 of each year commencing on July 15, 2003.

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

GXS CORPORATION AND SUBSIDIAIRIES
Notes to Unaudited Condensed Consolidated Financial Statements
Three and six months ended June 30, 2003 and 2004
(Unaudited)
(In thousands of dollars)

indirectly become liable, contingently or otherwise, for any indebtedness secured by any of the assets of the Company or any subsidiary of the Company in an aggregate principal amount, at any time, in excess of two times EDI Services Revenues, as defined, for the most recently ended two fiscal quarter period of the Company.

Senior Subordinated Reset Notes:

On September 27, 2002, the Company issued $235,000 of Reset Notes. The Reset Notes, which mature on September 27, 2009, bear interest at a rate of 12% until September 27, 2003. From and after September 27, 2003, interest on the notes will be reset, with such reset to be based on a variety of factors including the portion of the notes owned by GECC and the then current market conditions for similar securities. The Company is currently in discussions with GECC concerning the interest rate on the Reset Notes. If the interest rate on the Reset Notes is increased to the maximum rate of 17% from 12%, the Company’s annual interest expense would increase by $11.8 million, $7.1 million of which the Company would be required to pay in cash. For the period from September 27, 2003 to June 30, 2004, the Company accrued interest at a rate of 15%, the rate which management believes to be the best estimate of where the negotiations will conclude. To the extent the reset rate exceeds 15%, the Company will have the option to pay cash interest of 15% and add the additional interest to the balance of the Reset Notes. Interest is payable semi-annually on April 15 and October 15 of each year commencing April 15, 2003. The Reset Notes are general unsecured obligations of the Company and are guaranteed by all of the Company’s domestic subsidiaries.

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

The Company paid interest of $1,246 and $15,737 for the three months ending June 30, 2003 and 2004, respectively and $3,793 and $23,613 for the six months ending June 30, 2003 and 2004, respectively.

(6) Contingencies

The Company has received a decision from the State of Tennessee’s Department of Revenue upholding a sales tax audit assessment totaling approximately $4,600, including interest and penalties, for the period from May 1, 1994 to December 31, 2000. GE, on behalf of the Company, has filed a complaint in the Tennessee Chancery Court challenging the decision. In addition, the Department of Revenue issued an assessment of $1,100, including interest

GXS CORPORATION AND SUBSIDIAIRIES
Notes to Unaudited Condensed Consolidated Financial Statements
Three and six months ended June 30, 2003 and 2004
(Unaudited)
(In thousands of dollars)

and penalties, to GE for the period December 1, 1992 to April 30, 1994, when the Company was a division of GE. GE, on behalf of the Company, has filed a complaint in the Tennessee Chancery Court challenging this assessment. The Company does not believe that the resolution of these matters will have a material effect on the financial position of the Company. Pursuant to the Tax Matters Agreement that was entered into in connection with the Recapitalization Agreement, GE has agreed to indemnify the Company against losses associated with this and other tax matters relating to the periods prior to the Recapitalization.

The Company is subject to various other legal proceedings and claims, which arise in the ordinary course of its business none of which management believes is likely to result in any material losses to the Company.

(7) Restructuring

During the three and six months ended June 30, 2003, the Company incurred approximately $586 and $3,133, respectively, in restructuring costs related to facility and equipment lease buy-outs, facility exit costs including a restoration obligation, and headcount reductions of approximately 17 people primarily in its data center, engineering, and services organizations. Of these costs, $2,538 were reimbursed by General Electric as part of the Recapitalization Agreement.

On June 8, 2004, the Company announced a restructuring program which includes consolidating development and operations functions, streamlining business processes, making technology investments to lower its worldwide service delivery costs and vacating additional facilities. As a result, the Company incurred approximately $17,034 in restructuring costs. The Company expects to reduce its global employee workforce by approximately 300 positions, or approximately 20 percent, by the end of calendar year 2004. The Company expects to incur additional restructuring charges of approximately $11,000 to $15,000 during the balance of 2004. A rollforward of the restructuring activities is as follows:

	Restructuring Activities
	Severance
	2003	2004	Total
Balance as of December 31, 2003	$9,654	$—	$9,654
Restructuring expense	(124)	—	(124)
Payments and other adjustments	(2,691)	—	(2,691)

Balance as of March 31, 2004	6,839	—	6,839
Restructuring expense	—	17,034	17,034
Payments and other adjustments	(5,774)	(326)	(6,100)

Balance as of June 30, 2004	$1,065	$16,708	$17,773

GXS CORPORATION AND SUBSIDIAIRIES
Notes to Unaudited Condensed Consolidated Financial Statements
Three and six months ended June 30, 2003 and 2004
(Unaudited)
(In thousands of dollars)

	Restructuring Activities
	Facilities
	2003	2004	Total
Balance as of December 31, 2003	$12,184	$—	$12,184
Payments and other adjustments	(663)	—	(663)

Balance as of March 31, 2004	11,521	—	11,521
Restructuring expense	145	—	145
Payments and other adjustments	(692)	—	(692)

Balance as of June 30, 2004	$10,974	$—	$10,974

The majority of the severance accruals will be paid by the end of 2004. The facility accruals will be paid in various amounts through 2014.

(8) Acquisition of HAHT

On February 13, 2004, the Company acquired all of the capital stock of HAHT Commerce, Inc. (HAHT) for consideration of $15,000 in cash plus common and preferred shares of GXS Holdings valued at approximately $15,000, subject to adjustment as provided in the Agreement and Plan of Merger, dated as of January 14, 2004. HAHT is a provider of demand chain management applications that strategically automate, integrate and optimize order management, product information management (PIM), channel management, business intelligence and customer services between manufacturers, their channel partners and business customers.

A summary of the estimated purchase price and the related allocation follows. Such allocation is preliminary and subject to change. Changes, if any, are not expected to be material. Identifiable intangible assets principally consist of customer relationships, PIM software and Order Management software which will be amortized over five years. Amortization expense of $2,017 will be recorded in 2004 and amortization expense of $2,305 will be recorded in 2005, 2006, 2007 and 2008.

Cash	$15,000
Estimated fair value of capital stock issued by GXS Holdings, Inc.	15,000

Total purchase price	$30,000

Cash	$4,526
Other current assets	2,673
Property and equipment	155
Estimated fair value of liabilities assumed	(6,622)
Estimated transaction costs	(300)
Identifiable intangible assets	12,225
Goodwill	15,865
Other assets	1,478

$30,000

GXS CORPORATION AND SUBSIDIAIRIES
Notes to Unaudited Condensed Consolidated Financial Statements
Three and six months ended June 30, 2003 and 2004
(Unaudited)
(In thousands of dollars)

On a pro forma basis, assuming the acquisition had been consummated on January 1, 2003, the Company’s revenue and net loss for the six-month periods ended June 30, 2003 and 2004 would have been as follows:

	Six months ended June 30,
	2003	2004
Revenue	$190,722	$167,414
Net loss	$(18,479)	$(60,800)

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

GXS CORPORATION AND SUBSIDIARIES
Consolidating Balance Sheet
June 30, 2004
(Unaudited)
(In thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$11,873	$15,407	$—	$27,280
Receivables	—	27,362	30,339	—	57,701
Other current assets	24	7,915	2,759	—	10,698
Advances to subsidiaries	262	163,147	109,862	(273,271)	—

Total current assets	286	210,297	158,367	(273,271)	95,679
Investments in affiliates	—	1,648	526	—	2,174
Investments in subsidiaries	203,565	38,246	—	(241,811)	—
Property and equipment, net	235	114,684	3,794	—	118,713
Goodwill, net	—	22,819	5,208	—	28,027
Other noncurrent assets	1,484	24,268	5,360	(11,750)	19,362
Deferred financing costs	14,147	—	—	—	14,147

	$219,717	$411,962	$173,255	$(526,832)	$278,102

Liabilities, Minority Interest, and Stockholder’s Equity (Deficit)
Current liabilities:
Trade payables	$1,311	$9,965	$2,471	$—	$13,747
Other current liabilities	17,669	60,602	22,037	—	100,308
Advances from affiliates	58,608	114,846	99,817	(273,271)	—

Total current liabilities	77,588	185,413	124,325	(273,271)	114,055
Long-term debt	405,997	—	—	—	405,997
Other liabilities	—	22,984	10,188	(11,750)	21,422

Total liabilities	483,585	208,397	134,513	(285,021)	541,474
Minority interest	—	—	496	—	496
Stockholder’s equity (deficit)	(263,868)	203,565	38,246	(241,811)	(263,868)

	$219,717	$411,962	$173,255	$(526,832)	$278,102

GXS CORPORATION AND SUBSIDIARIES
Consolidating Statement of Operations and Comprehensive Income (Loss)
Three months ended June 30, 2003
(Unaudited)
(In thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$71,907	$35,326	$(16,142)	$91,091
Costs and operating expenses	115	70,567	28,081	(16,142)	82,621
Gains on sales of assets	—	(700)	—	—	(700)
Restructuring and related charges	—	586	—	—	586

Operating income (loss)	(115)	1,454	7,245	—	8,584
Other income, net	(22,432)	8,247	1,307		(12,878)

Income (loss) before income taxes	(22,547)	9,701	8,552	—	(4,294)
Provision (benefit) for income taxes	—	(4,144)	3,828	—	(316)

Income (loss) before equity in income (loss) of subsidiaries	(22,547)	13,845	4,724	—	(3,978)
Equity in income (loss) of subsidiaries	18,569	4,724	—	(23,293)	—

Net income (loss)	(3,978)	18,569	4,724	(23,293)	(3,978)
Foreign currency translation adjustments	—	—	1,092	—	1,092

Comprehensive income (loss)	$(3,978)	$18,569	$5,816	$(23,293)	$(2,886)

GXS CORPORATION AND SUBSIDIARIES
Consolidating Statement of Operations and Comprehensive Income (Loss)
Six months ended June 30, 2003
(Unaudited)
(In thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$146,163	$67,974	$(31,758)	$182,379
Costs and operating expenses	192	138,697	55,865	(31,758)	162,996
Gains on sales of assets	—	(700)	—	—	(700)
Restructuring and related charges	—	3,133	—	—	3,133

Operating income (loss)	(192)	5,033	12,109	—	16,950
Other income, net	(38,185)	7,871	1,529		(28,785)

Income (loss) before income taxes	(38,377)	12,904	13,638	—	(11,835)
Provision (benefit) for income taxes	—	(7,267)	5,513	—	(1,754)

Income (loss) before equity in income (loss) of subsidiaries	(38,377)	20,171	8,125	—	(10,081)
Equity in income (loss) of subsidiaries	28,296	8,125	—	(36,421)	—

Net income (loss)	(10,081)	28,296	8,125	(36,421)	(10,081)
Foreign currency translation adjustments	—	—	(78)	—	(78)

Comprehensive income (loss)	$(10,081)	$28,296	$8,047	$(36,421)	$(10,159)

GXS CORPORATION AND SUBSIDIARIES
Consolidating Statement of Operations and Comprehensive Income (Loss)
Three months ended June 30, 2004
(Unaudited)
(In thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$69,070	$40,117	$(26,796)	$82,391
Costs and operating expenses	—	80,032	31,463	(26,796)	84,699
Restructuring and related charges	—	11,495	5,684	—	17,179

Operating income (loss)	—	(22,457)	2,970	—	(19,487)
Other income, net	(14,873)	(460)	468		(14,865)

Income (loss) before income taxes	(14,873)	(22,917)	3,438	—	(34,352)
Provision (benefit) for income taxes	—	494	2,711	—	3,205

Income (loss) before equity in income (loss) of subsidiaries	(14,873)	(23,411)	727	—	(37,557)
Equity in income (loss) of subsidiaries	(22,684)	727	—	21,957	—

Net income (loss)	(37,557)	(22,684)	727	21,957	(37,557)
Foreign currency translation adjustments	—	—	(319)	—	(319)

Comprehensive income (loss)	$(37,557)	$(22,684)	$408	$21,957	$(37,876)

GXS CORPORATION AND SUBSIDIARIES
Consolidating Statement of Operations and Comprehensive Income (Loss)
Six months ended June 30, 2004
(Unaudited)
(In thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$139,835	$75,375	$(49,060)	$166,150
Costs and operating expenses	—	159,253	62,396	(49,060)	172,589
Restructuring and related charges	—	11,371	5,684	—	17,055

Operating income (loss)	—	(30,789)	7,295	—	(23,494)
Other income, net	(30,727)	(323)	(447)		(31,497)

Income (loss) before income taxes	(30,727)	(31,112)	6,848	—	(54,991)
Provision (benefit) for income taxes	—	795	4,515	—	5,310

Income (loss) before equity in income (loss) of subsidiaries	(30,727)	(31,907)	2,333	—	(60,301)
Equity in income (loss) of subsidiaries	(29,574)	2,333	—	27,241	—

Net income (loss)	(60,301)	(29,574)	2,333	27,241	(60,301)
Foreign currency translation adjustments	—	—	473	—	473

Comprehensive income (loss)	$(60,301)	$(29,574)	$2,806	$27,241	$(59,828)

GXS CORPORATION AND SUBSIDIARIES
Consolidating Statement of Cash Flows
Six months ended June 30, 2003
(Unaudited)
(In thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(10,081)	$28,296	$8,125	$(36,421)	$(10,081)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	21,749	1,678	—	23,427
Deferred income taxes	(5,300)	(7,784)	11,056	—	(2,028)
Gain on sale of assets	—	(700)	—	—	(700)
Write-off of deferred financing costs	5,548	—	—	—	5,548
Amortization of deferred financing costs and debt discount	1,263	—	—	—	1,263
Minority interest	—	—	(483)	—	(483)
Equity in net loss of subsidiaries	(28,296)	(8,125)	—	36,421	—
Changes in operating assets and liabilities, net	43,486	(17,487)	(16,309)	—	9,690

Net cash provided by operating activities	6,620	15,949	4,067	—	26,636

Cash flows for investing activities:
Purchases of property and equipment	(75)	(13,838)	(1,535)	—	(15,448)
Proceeds from sale of assets	—	600	—	—	600

Net cash used for investing activities	(75)	(13,238)	(1,535)	—	(14,848)

Cash flows from financing activities:
Net contributions from General Electric Company and affiliates	—	8,693	—	—	8,693
Advance to from subsidiaries	8,693	(8,693)	—	—	—
Repayment of long-term debt	(174,562)	—	—	—	(174,562)
Proceeds from long-term debt issuances	169,750	—	—	—	169,750
Payment of financing costs	(10,426)	—	—	—	(10,426)

Net cash used in financing activities	(6,545)	—	—	—	(6,545)

Effect of exchange rate changes on cash	—	—	1,971	—	1,971

Increase in cash and cash equivalents	—	2,711	4,503	—	7,214
Cash and cash equivalents, beginning of year	—	21,940	15,393	—	37,333

Cash and cash equivalents, end of period	$—	$24,651	$19,896	$—	$44,547

GXS CORPORATION AND SUBSIDIARIES
Consolidating Statement of Cash Flows
Six months ended June 30, 2004
(Unaudited)
(In thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(60,301)	$(29,574)	$2,333	$27,241	$(60,301)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	27,841	1,489	—	29,330
Deferred income taxes	—	100	1,560	—	1,660
Amortization of deferred financing costs and debt discount	2,345	—	—	—	2,345
Minority interest	—	—	(314)	—	(314)
Equity in net loss of subsidiaries	29,574	(2,333)	—	(27,241)	—
Changes in operating assets and liabilities, net	22,823	20,197	(16,831)	—	26,189

Net cash provided by (used in) operating activities	(5,559)	16,231	(11,763)	—	(1,091)

Cash flows for investing activities:
Purchases of property and equipment	(7)	(14,023)	(293)	—	(14,323)
Purchase of HAHT, net of $4,526 cash acquired	—	(9,724)	—	—	(9,724)

Net cash used in investing activities	(7)	(23,747)	(293)	—	(24,047)

Cash flows from financing activities:
Net contributions from General Electric Company and affiliates	5,695	—	—	—	5,695
Payment of financing costs	(129)	—	—	—	(129)

Net cash provided by financing activities	5,566	—	—	—	5,566

Effect of exchange rate changes on cash	—	—	122	—	122

Increase (decrease) in cash and cash equivalents	—	(7,516)	(11,934)	—	(19,450)
Cash and cash equivalents, beginning of year	—	19,389	27,341	—	46,730

Cash and cash equivalents, end of period	$—	$11,873	$15,407	$—	$27,280

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

Overview

We provide software-based products and services which enable businesses to electronically exchange business documents and automate related processes. Our offerings are categorized into three lines of business: EDI Services, Other Business to Business Solutions, and Custom Messaging and Network Solutions. EDI Services are our principal offerings; they enable our customers to exchange business documents in an automated and secure environment. With our EDI Services offerings, we typically provide value added services such as non-repudiation, document translation, enhanced security, format conversions and support of various communication protocols. Other Business to Business Solutions includes our hosted applications and integration software; these solutions facilitate integration of internal information and collaboration between trading partners. Custom Messaging and Network Solutions primarily includes legacy offerings which include custom applications for individual customers. In general, we derive our revenue from:

•	recurring transaction processing fees;

•	software licensing;

•	software maintenance; and

•	professional services provided in connection with implementation and use of our products.

For most transactions, we charge a transaction-processing fee to both the sending and the receiving party. Because the transactions we process, such as the exchange of invoices and purchase orders, are routine and essential to the day-to-day operations of our customers, the revenues generated from these fees tend to be highly recurring in nature. While many of our larger customers are committed to multi-year contracts, our typical contract for EDI services automatically renews every month. However, we are moving towards longer term contracts for both new and existing customers. Transaction processing revenues are recognized on a per transaction basis in the period the related transaction is processed. Revenues on contracts with monthly or quarterly minimum transaction levels are recognized based on the greater of actual transactions processed or the specified contract minimums.

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

Over the past several years, general economic conditions and the proliferation of the Internet and other technological advances in computing and telecommunications have and continue to transform the transaction management industry. Our business has been impacted in several ways including a decline in revenue in each of our three categories of products and services. In addition, competitive pricing dynamics across the industry have adversely impacted our core EDI Services revenues. We responded to these market conditions and corresponding effect on demand for our products and services, by:

•	reducing our cost structure through the removal of excess capacity in our sales force, our professional services organization and our computing and network infrastructure;

•	consolidating facility space;

•	offering selected customers lower pricing in exchange for longer contract terms;

•	canceling and consolidating various marketing and development programs related to products and services that were not generating sufficient revenues to support the continued investment; and

•	reducing back-office personnel and moving work to lower cost countries.

On June 8, 2004, we announced a restructuring program which includes consolidating development and operations functions, streamlining business processes, making technology investments to lower our worldwide service delivery costs and vacating additional facilities. As a result, we incurred approximately $17.0 million in restructuring costs, the majority of which we expect to disburse during the balance of 2004. We expect to reduce our global employee workforce by approximately 300 positions, or approximately 20 percent, by the end of calendar year 2004. We expect to incur additional restructuring charges of approximately $11.0 million to $15.0 million during the balance of 2004. The majority of the severance costs will be paid out in 2004 and the balance of these costs primarily relating to facilities will be paid in somewhat equal amounts through 2014.

We expect competitive pricing dynamics will continue to put pressure on the revenue from our EDI Services. We continue to focus on maintaining a cost structure that is appropriate for our existing revenue base and revenue expectations. In addition, we expect to continue to both develop and acquire products and services which add value for our customers. Historically our EDI Services revenues have been transaction based. We expect the revenues will become more driven by subscriptions and payment for value added services which utilize information about the transactions and information contained within the transaction to give our customers more insight into their supply chain performance and a greater ability to optimize processes between trading partners.

Pursuant to the terms of the recapitalization agreement dated June 21, 2002, General Electric is required to maintain its affiliates’ respective business arrangements with us on terms and conditions substantially similar to those in effect at the time of the completion of our recapitalization and to continue to purchase products and services from us totaling $30.6 million in each of the four calendar quarters ending September 2003 and September 2004. We are currently in negotiations with General Electric to determine the amount of products and services that General Electric will purchase after September 2004. While we expect General Electric to continue to be a very important and significant customer, we do expect that the revenue in future periods will decline from the previously contracted annual amount of $30.6 million.

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

By combining HAHT Commerce’s software with our other products, we are able to offer customers an end-to-end data synchronization solution, including software to integrate data from back-end systems, management tools to publish product information, transaction delivery services to move the information and a means to electronically connect multiple trading partners in a retail supply chain.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States. Some accounting policies require us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and the accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any differences may be material to the financial statements. A description of all of our significant accounting policies used is described in Note 2 to our audited consolidated financial statements, included in our Annual Report on Form 10-K dated December 31, 2003. Some of our policies involve a higher degree of judgment and complexity in their application and represent the critical accounting policies used in the preparation of our financial statements. A summary of our critical accounting policies can be found in our Annual Report on Form 10-K dated December 31, 2003. If different assumptions or conditions were to prevail or if our estimates and assumptions prove to be incorrect, actual results could be materially different from those reported.

Employment

Employment was 1,536 and 1,446 as of December 31, 2003 and June 30, 2004, respectively. The employment decrease is a result of the restructuring activities that have taken place this year offset partially by employees added as result of the HAHT Commerce acquisition.

Results of Operations

A summary of our revenue by line of business follows:

	Three Months Ended June 30				Six Months Ended June 30
	2003		2004		2003		2004
		(in thousands of dollars)				(in thousands of dollars)
	$	%	$	%	$	%	$	%
Revenues:
EDI Services	60,119	66.0%	56,835	69.0%	119,668	65.6%	113,559	68.3%
Other Business to Business Solutions	14,217	15.6%	11,880	14.4%	31,133	17.1%	24,208	14.6%
Custom Messaging and Network Solutions	16,755	18.4%	13,676	16.6%	31,578	17.3%	28,383	17.1%

Total revenues	91,091	100.0%	82,391	100.0%	182,379	100.0%	166,150	100.0%

Three and Six Months Ended June 30, 2004 Compared to Three and Six Months Ended June 30, 2003

Revenues. Revenues decreased in both the second quarter and the first half of 2004 when compared to the same periods in 2003. Additionally, revenue in the second quarter of 2004 was down $1.4 million when compared to the first quarter of 2004.

EDI Services revenue, our main product and service grouping, declined in both the first half and second quarter of 2004 when compared to the same periods in 2003 as we continued to see both contraction of our customer base and lower realized prices in the United States, offset somewhat by strength in our foreign operations. EDI Services revenue was aided in part by the strength of the Euro and British pound relative to the dollar. However, second quarter 2004 EDI Services revenue was flat with first quarter 2004 revenue as growth in Europe offset lower prices in the United States and the rate of customer cancellations slowed. We have been experiencing reduced realized price levels in the United States for the past several quarters and expect this trend to continue as we see aggressive competition in the marketplace and we pursue a strategy of offering customers more attractively priced packages of services in exchange for longer term commitments.

Other Business to Business Solutions revenue, which includes software sales and related services and online marketplaces, declined in both the first half and second quarter of 2004 when compared to the same periods in 2003. We continue to see customer reluctance to commit to major new systems implementations and have not yet seen the increase in demand for data synchronization solutions that we had expected. In addition, our online marketplaces implemented during the past several years are generating declining monthly revenues. Second quarter 2004 revenues were down slightly from revenue levels in the first quarter ($11.9 million versus $12.3 million), principally attributable to this trend. During the first half of 2004, we have closed several country data pool agreements. Data pools will provide a mechanism for trading partners to share and synchronize product data for greater efficiencies and increased profitability across global supply chains. Revenues from these new arrangements with the Global Data Synchronization Network (GDSN) member organizations are not expected to significantly impact operations until at least 2005 and later years.

Custom Messaging and Network Solutions revenue declined in both the first half and second quarter of 2004 when compared to the same periods in 2003, as well as declining in the second quarter of 2004 when compared to the first quarter of 2004 ($13.7 million versus $14.7 million) as customers continue to migrate away from legacy applications on our network and computer systems to either in-house implementations or alternate solutions. These declines, which are in line with or slightly slower than we had expected, will continue and may accelerate as we reallocate resources towards a consolidated computing infrastructure and focus other resources on our existing service offerings. Year over year declines in these offerings were mitigated somewhat by favorable impact of foreign currency exchange of $1.7 million for the six month period.

Currency effects caused revenues to be approximately $4.0 million and $8.3 million higher, respectively, during the three and six months ended June 30, 2004 compared with the three and six months ended June 30, 2003.

A summary of our costs and operating expenses follows:

	Three Months Ended June 30		Six Months Ended June 30
	2003	2004	2003	2004
		(in thousands of dollars)
Costs and operating expenses:
Cost of revenues	$53,484	$52,924	$105,369	$108,916
Sales and marketing	16,708	15,750	32,100	33,385
General and administrative	12,429	15,997	25,527	30,260
Gain on sale of assets	(700)	28	(700)	28
Restructuring and related charges	586	17,179	3,133	17,055

Total costs and operating expenses	$82,507	$101,878	$165,429	$189,644

Cost of revenues. Cost of revenues decreased by $0.6 million, or 1.1%, to $52.9 million for the three months ended June 30, 2004 from $53.5 million for the three months ended June 30, 2003. For the six months ended June 30, 2004, cost of revenues increased by $3.5 million, or 3.3%, to $108.9 million from $105.4 million for the six months ended June 30, 2004. The increase in cost of revenues for the six-months period is driven by higher depreciation and amortization expense associated with higher levels of internally developed software and computer hardware deployed in production.

Sales and marketing. Sales and marketing expense decreased by $0.9 million, or 5.4%, to $15.8 million for the three months ended June 30, 2004 from $16.7 million for the three months ended June 30, 2003. The decrease is primarily due to decreases in compensation and related employee expenses as a result of restructuring actions that took place during the first quarter of 2003 and 2004 and lower commission expense in line with the decrease in revenue.

Sales and marketing expense increased $1.3 million, or 4.0%, to $33.4 million for the six months ended June 30, 2004 from $32.1 million for the six months ended June 30, 2003. This increase is primarily due to increases in advertising and sales promotion activities as we strive to enhance our brand awareness in the marketplace, as well as expenses associated with HAHT Commerce.

General and administrative. General and administrative expenses increased $3.6 million, or 29%, to $16.0 million for the three months ended June 30, 2004 from $12.4 million for the three months ended June 30, 2003. General and administrative expenses increased $4.8 million, or 18.8%, to $30.3 million from $25.5 million for the six months ended June 30, 2003. The increase for the three and six months ended June 30, 2004 was primarily driven by an increase in consulting expenses and professional fees. Consulting expenses and professional fees were unusually high, approximately $2.7 million for the first six months of 2004, this trend is not expected to continue. Consulting expenses and professional fees included fees paid to management consultants engaged in December 2003 to work together with our management team to solidify our business strategy and lay a foundation for our cost transformation actions. These engagements were substantially completed by the end of the second quarter.

The weakening dollar caused cost of revenues, sales and marketing and general and administrative expenses to be approximately $3.6 million and $6.9 million higher, respectively, during the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003.

Restructuring and related charges. Restructuring and related charges were $17.1 million for the six months ended June 30, 2004. The charges relate to a restructuring program announced on June 8, 2004 which includes consolidating development and operations functions, streamlining business processes and making technology investments to lower our worldwide service delivery costs. We expect to reduce our global workforce by the end of calendar year 2004 by approximately 300 positions, or approximately 20 percent, from headcount of approximately

1,600 at the end of the first quarter 2004. We also expect to shift some employment to lower cost countries, particularly India and the Philippines. We expect to record total restructuring charges of between $28.0 million and $32.0 million during 2004 associated with these actions and related facility rationalizations.

Restructuring and related charges were $3.1 million for the six months ended June 30, 2003. The 2003 charges related to facility and equipment lease buy-outs, facility exit costs including a restoration obligation, and headcount reductions primarily in our operations, engineering and service organizations. Of these costs, $2.5 million were reimbursed by General Electric as part of the September 2002 recapitalization agreement. The Company expects to incur additional restructuring charges of approximately $11.0 million to $15.0 million during the balance of 2004. The majority of these costs will be paid out in 2005 and the balance of these costs will be paid in somewhat equal amounts through 2014.

Write-off of deferred financing costs. Deferred financing costs of $5.5 million were written-off during the six months ended June 30, 2003. The write-off was related to the refinancing of our previous senior term loan.

Interest expense. Interest expense of $14.5 million and $29.7 million for the three and six months ended June 30, 2004, respectively, and $12.8 million and $23.6 million for the three and six months ended June 30, 2003, respectively, was primarily driven by interest on our long-term debt issued in connection with the recapitalization. The increase over the prior year relates to the increase in interest rate on our $235.0 million senior subordinated reset notes from 12% to 15% and increased interest and higher amortization of deferred financing costs related to the March 2003 issuance of our $105.0 million of senior secured floating rate notes and our new credit facility.

Our senior subordinated reset notes bore interest at 12% per annum before September 27, 2003. After September 27, 2003, the senior subordinated reset notes will bear interest at a reset rate between 8% and 17%. The reset rate will be determined by negotiations between General Electric Capital Corporation, or GECC, and us that began in July 2003 and are continuing. The parties have not reached an agreement on the reset rate and have each engaged investment bankers to determine the reset rate. For the period from September 27, 2003 to June 30, 2004, the Company accrued interest at a rate of 15%, the rate which management believes to be the best estimate of where the negotiations will conclude. A 1% change in the reset rate upon final negotiations will change interest expense by $0.6 million per quarter, or $2.4 million annually.

Other income (expense), net. Other income of $0.2 million for the three months ended June 30, 2004, was primarily driven by minority interest income. Other expense was $1.4 million for the six months ended June 30, 2004 which included $0.8 million in fees relating to interest rate determination for our senior subordinated reset notes, $1.0 million of losses on foreign currency transactions, offset by $0.5 million of minority interest income.

Other expense was $0.2 million for the three months ended June 30, 2003. Other income was $0.6 million for the six months ended June 30, 2003, which included $0.1 million of gains on foreign currency transactions and $0.5 million of minority interest income.

Provision for income taxes. Income tax expense was $3.2 million for the three months ended June 30, 2004 compared to income tax benefit of $0.3 million for the three months ended June 30, 2003. Income tax expense was $5.3 million for the six months ended June 30, 2004 compared to income tax benefit of $1.8 million for the six months ended June 30, 2003. Our tax rate for the six months ended June 30, 2004 differs from the federal statutory rate of 35% principally as a result of foreign taxes paid or accrued in jurisdictions where we are profitable and the effect of losses both foreign and domestic for which no benefit has been recognized. Our tax rate for the six months ended June 30, 2003 differed from the federal statutory rate of 35% principally as result of state income taxes and the effect of losses in foreign jurisdictions for which no income tax benefits have been recognized.

Net loss. Net loss increased by $33.6 million to a net loss of $37.6 million for the three months ended June 30, 2004 compared to a net loss of $4.0 million for the three months ended June 30, 2003. Net loss increased by $50.2 million to a net loss of $60.3 million for the six months ended June 30, 2004 compared to a net loss of $10.1 million for the six months ended June 30, 2003. The increase in net loss of $33.6 million and $50.2 million for the three and six months ended June 30, 2004, respectively, was a result of the matters discussed above.

Liquidity and Capital Resources

Sources and Uses of Cash

The following table is a summary of our sources and uses of cash during the six months ended June 30, 2003 and 2004:

	Six months ended June 30,
	2003	2004
	(in thousands of dollars)
Cash flows from operating activities	$26,636	$(1,091)
Cash flows from investing activities	(14,848)	(24,047)
Cash flows from financing activities	(6,545)	5,566
Effect of exchange rate changes on cash	1,971	122

Net increase (decrease) in cash and cash equivalents	$7,214	$(19,450)

Cash and cash equivalents, end of period	$44,547	$27,280

Net cash used in operating activities was $1.1 million for the six months ended June 30, 2004 compared net cash provided by operating activities of $26.6 million for the six months ended June 30, 2003. The decrease in net cash provided by operating activities was mainly attributable to the $50.2 million increase in net loss offset to some extent by increases in deferred income, accrued expenses and depreciation and amortization.

Accrued expenses and other liabilities include $29.3 million of restructuring charges. The majority of these costs will be paid out by 2005 with the balance being paid in somewhat equal amounts through 2014. In addition, the Company expects to incur additional restructuring charges of approximately $11.0 million to $15.0 million during the balance of 2004. The majority of these costs will paid out by 2005 with the balance being paid in somewhat equal amounts through 2014.

Net cash used in investing activities was $24.0 million for the six months ended June 30, 2004 compared to $14.8 million for the six months ended June 30, 2003. Net cash used in investing activities for the six months ended June 30, 2004 and June 30, 2003 included capital expenditures of $14.3 million and $15.4 million, respectively, for property, software and equipment. Net cash used in investing activities for the six months ended June 30, 2004 also included $15.0 million for the purchase of HAHT Commerce, net of $4.5 million of cash acquired. Capital expenditures for the first six months of 2003 and 2004 include $10.1 million and $8.5 million, respectively, of costs capitalized for the development of software for internal use.

Net cash provided by financing activities was $5.6 million for the six months ended June 30, 2004 compared to net cash used in financing activities of $6.5 million for the six months ended June 30, 2003. Cash provided by financing activities for the six months ended June 30, 2004 consisted primarily of a $5.7 million reimbursement by General Electric pursuant to the recapitalization agreement, as previously discussed in note 1 of the financial statements. Cash usage for the six months ended June 30, 2003 was driven by $10.4 million of professional and banking fees related to our debt refinancing, and cash of $174.6 million used to retire borrowings under our previous term loan, offset by $169.8 million from the refinancing and a $8.7 million reimbursement by General Electric pursuant to the recapitalization agreement.

Our principal sources of liquidity have been available cash and cash flows from operations. We expect our principal uses of cash to be working capital, capital expenditures and debt service. As of June 30, 2004, we had outstanding debt of approximately $406.0 million, which consisted of $235.0 million of outstanding senior subordinated reset notes, $101.0 million of outstanding senior secured floating rate notes and a $70.0 million senior term loan. The senior secured floating rate notes are net of a debt discount of $4.0 million.

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

At June 30, 2004, we had $70.0 million outstanding under the senior term loan facility. Borrowings outstanding under the facility at June 30, 2004 bear interest at 8.25%. In addition, as of the date of this report, we have approximately $8.9 million of letters of credit outstanding under our revolving credit facility. The amount that can be borrowed under the revolving credit facility is limited to a percentage of EDI revenues as defined in the agreement governing the credit facility, and is subject to our compliance with financial covenants and other customary conditions, including that no event of default under the facility have occurred and be continuing. Available borrowings under our revolving credit facility were $21.1 million at June 30, 2004.

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

The agreements governing our outstanding debt impose limitations on our ability to, among other things, incur additional indebtedness including capital leases, incur liens, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, issue preferred stock, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. The indentures governing our notes contain similar limitations. In addition, the indenture governing our senior secured floating rate notes limits our ability to maintain secured indebtedness in excess of certain limits related to our EDI services revenue. Our credit facility, as amended, also requires that we meet and maintain certain financial ratios and tests, including an annual capital expenditures limitation, minimum consolidated trailing twelve month EBITDA and a maximum consolidated leverage ratio (total senior debt to EBITDA). Our ability to comply with these covenants and to meet and maintain such financial ratios and tests is material to the success of our business and may be affected by events beyond our control. Our failure to comply with these covenants could create a default under the credit facility, the indenture governing the floating notes, and the indenture governing the reset notes. In March and June 2004, we negotiated amended covenants under our credit facility for 2004 and 2005. The amended EBITDA covenant has a requirement of $62.5 million for 2004, $75.0 million for the twelve-month period ended March 31, 2005 and $85.0 million for the twelve-month periods ending June 30, September 30 and December 31, 2005, a minimum consolidated leverage ratio requirement of 3.30 to 1.0 for 2004, 2.80 to 1.0 for the twelve-month period ended March 31, 2005 and 2.40 to 1.0 for the twelve-month periods ending June 30, September 30 and December 31, 2005. Our ability to comply with each of the EBITDA and consolidated leverage ratio covenants will primarily depend on the performance of our business in future periods and, specifically, our ability to generate revenues and control operating costs. Under our credit facility, EBITDA is calculated each quarter for the latest twelve-month period and is adjusted to exclude specific costs and expenses. The excluded costs and expenses include fees related to the recapitalization, non-cash charges, restructuring charges, costs reimbursed by General Electric, and other adjustments. As defined under our credit facility, EBITDA for the three and twelve-months periods ended June 30, 2004 is equal to $12.4 million and $74.9 million, respectively. For the twelve-month period ended June 30, 2004, our consolidated leverage ratio was equal to 2.50 to 1.0, based on senior debt of $183.9 million and EBITDA of $74.9 million. EBITDA is not a presentation made in accordance with accounting principles generally accepted in the United States. Accordingly, EBITDA is not intended to be used as an alternative to net income or any other measure of performance in accordance with accounting principles generally accepted in the United States, and EBITDA is not necessarily an indication of whether we will be able to fund our cash requirements. The credit facility also requires that we limit our capital expenditures to $42.5 million during each fiscal year. For the year ended December 31, 2003, our capital expenditures totaled $29.4 million. We expect that we will be able to comply with this covenant in future periods.

The senior secured floating rate notes will mature on July 15, 2008 and bear interest at a floating rate based on six-month LIBOR plus 9%, but never less than 12%. The interest rate at June 30, 2004 was 12%. The senior secured floating rate notes are secured by second-priority security interests in substantially all of our assets and our domestic subsidiaries’ and 66% of the stock of our material foreign subsidiaries. In addition, the senior secured floating rate notes are guaranteed fully and unconditionally by our domestic subsidiaries. Interest is payable semi-annually in arrears on January 15 and July 15 of each year commencing on July 15, 2003.

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

Our senior subordinated reset notes mature on September 27, 2009 and bore interest at 12% per annum before September 27, 2003. After September 27, 2003, the senior subordinated reset notes will bear interest at a reset rate between 8% and 17%. The reset rate will be determined by negotiations between GECC and us that began in July 2003 and are continuing. The parties have not reached an agreement on the reset rate and have each engaged investment bankers to determine the reset rate. For the period from September 27, 2003 to June 30, 2004, the Company accrued interest at a rate of 15%, the rate which management believes to be the best estimate of where the negotiations will conclude. To the extent the reset rate exceeds 15%, we will have the option to pay cash interest of 15% and add the additional interest to the balance of the reset notes. Interest is payable semi-annually on April 15 and October 15 of each year commencing April 15, 2003. The senior subordinated reset notes are general unsecured obligations and are guaranteed by all of our domestic subsidiaries. The senior subordinated reset notes are redeemable at our option, in whole or in part, at any time on or after September 27, 2006 at a redemption price equal to par plus accrued and unpaid interest, plus a declining redemption premium. In addition, prior to September 27, 2005, we may, on any one or more occasions, redeem up to 35% of the aggregate principal amount of the senior subordinate reset notes with the net cash proceeds of one or more equity offerings at a redemption price of 100% of the principal amount plus a premium equal to the reset rate and accrued and unpaid interest, provided that the redemption occurs within 90 days of the date of the closing of such equity offering and at least 65% of the senior subordinated reset notes issued remain outstanding immediately after the occurrence of such redemption. Upon the occurrence of a change of control, as defined in the Indenture governing the senior subordinated reset notes, each holder of the senior subordinated reset notes will have the right to require us to repurchase such holder’s notes at an offer price in cash equal to 101% of the aggregate principle amount thereof plus accrued and unpaid interest and liquidated damages, if any, thereon to the date of purchase.

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

Contractual Obligations and Other Commitments

Our principal contractual obligations and commercial commitments include our existing senior term loan and revolving credit facility, the senior subordinated reset notes, the senior secured floating rate notes, operating leases and other commitments principally relating to multi-year software maintenance agreements. The following tables summarize these obligations at June 30, 2004 and their expected effect on our liquidity and cash flows in future periods.

		Payments due by Calendar Period
		2004	2007
		To	And	After
	Total	2006	2008	2008
Contractual Obligations:
Long-term debt	$410,000	$—	$175,000	$235,000
Operating leases	97,771	33,687	19,223	44,861
Other commitments	1,387	1,387	—	—

Total contractual cash obligations	$509,158	$35,074	$194,223	$279,861

Minority shareholders in one of our consolidated subsidiaries have rights, in certain circumstances, to require us to purchase some or all of their interests in this subsidiary at a specified price. Management estimates that this price generally equates to the fair market value of the holders’ interests and that the potential obligation as of June 30, 2004 was approximately $0.8 million in the aggregate.

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

Interest Rate Risk. We are exposed to interest rate risk as a result of our outstanding debt obligations. We plan to manage this risk through the use of a combination of fixed and variable rate debt. As of June 30, 2004, $171.0 million of our debt bears interest at variable rates. The interest rate on our $235.0 million senior subordinated reset notes was to be reset on September 27, 2003 for the balance of their six-year term. We are currently in discussions with GECC, the holder of the senior subordinated reset notes, concerning the interest rate on the senior subordinated reset notes. The maximum rate to which the interest rate may be reset is 17%, with amounts above 15% payable in kind at our option. Because the interest rate on the senior subordinated reset notes will reset to a market rate, we believe that the carrying value of the senior subordinated reset notes will approximate fair value. A one-point change in the interest rates on our variable-rate long-term debt would affect interest expense by approximately $4.1 million on an annual basis. We believe the interest rates on our variable-rate long-term debt reflect market rates and, therefore, we believe the carrying value of our variable-rate long-term debt approximates fair value.

Foreign Currency Risk. We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to minimize our exposure to these risks through our normal operating activities and, where appropriate, through foreign currency forward contracts. For the three months ended June 30, 2004, approximately 44% of our total revenues were derived from customers outside of the United States, with approximately 43% of our total revenues denominated in currencies other than the United States dollar. For the six months ended June 30, 2004, approximately 42% of our total revenues were derived from customers outside of the United States, with approximately 42% denominated in currencies other than the United States dollar. We estimate that revenue and expenses for the three months ended June 30, 2004 were higher by $4.0 million and $3.6 million, respectively, as a result of changes in exchange rates as compared to the three months ended June 30, 2004. For the six months ended June 30, 2004, revenue and expenses were higher by $8.3 and $6.9, respectively, as compared to the six months ended June 30, 2003 as a result of changes in exchange rates. At June 30, 2004, we had $14.5 million of working capital (current assets minus current liabilities) denominated in foreign currencies. At June 30, 2004, we had no outstanding foreign currency forward contracts. The following table shows the approximate split of these foreign currency exposures by principal currency:

		Foreign Currency Exposure
	at June 30, 2004
		UK	Canadian		Total
	Euro	Pound	Dollar	Other	Exposure
Revenues (six months ended)	38%	36%	9%	17%	100%
Expenses (six months ended)	47%	23%	5%	25%	100%
Working Capital	1%	34%	23%	42%	100%

A hypothetical 10% strengthening of the dollar during the first six months of 2004 versus the foreign currencies in which we have exposure would have reduced revenue by approximately $6.9 million and reduced operating expenses by approximately $5.7 million, resulting in operating income of $1.2 million less than actually reported. Working capital at June 30, 2004 would have been approximately $1.4 million lower than actually reported if we had used this hypothetical stronger dollar. These numbers were estimated using the different hypothetical rate for the entire period and applying it evenly to all non United States dollar transactions and balances.

Inflation. We believe that inflation has not had a material impact on our results of operations for the three and six months ended June 30, 2004. However, we cannot assure that future inflation would not have an adverse impact on our operating results and financial condition.

Item 4. Controls and Procedures

Disclosure Controls and Procedures. As of the end of the period covered by this quarterly report, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934). Based on that evaluation, the Company’s management has concluded that its disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports it files or furnishes pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to the management of the Company as appropriate to allow timely decisions regarding required disclosure.

Internal Controls. Since the date of the evaluation described above, there have not been any significant changes in the Company’s internal control over financial reporting that have materially affected, or are reasonable likely to materially affect, the Company’s internal control.

PART II. OTHER INFORMATION

Item 6. Exhibits and Current Reports

A.	Exhibits

Exhibit Number	Description
10.32	Third Amendment to Loan and Security Agreement, dated as of June 4, 2004, by and among GXS Corporation, GXS Holdings, Inc., the financial institutions party thereto and Wells Fargo Foothill.

10.33	Separation Agreement, dated as of May 21, 2004, by and among Global eXchange Services, Inc., GXS Holdings Inc., and James Macioce.

10.34	Separation Agreement, dated as of July 15, 2004, by and among Global eXchange Services, Inc., GXS Holdings Inc., and John Soenksen.

10.35	Employment Agreement dated July 7, 2004, by and among Global eXchange Services, Inc., GXS Holdings Inc., and Robert Kamba.

10.36	Amendment to GXS Investment and Savings Plan

10.37	Amendment to Employment Agreement dated as of August 9, 2004, by and among Global eXchange Services, Inc., GXS Holdings Inc., and Ross Curtis.

10.38	Fourth Amendment to Loan and Security Agreement, dated as of August 3, 2004, by and among GXS Corporation, GXS Holdings, Inc., the financial institutions party thereto and Wells Fargo Foothill.

31.1	Form of Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Form of Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

B.	Reports on Form 8-K

a)	Form 8-K, as filed on June 8, 2004 announcing restructuring activities.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GXS CORPORATION

By:	/s/ John Soenksen

Name:	John Soenksen
Title:	Senior Vice President,
Chief Financial Officer
and Treasurer
August 13, 2004

By:	/s/ John Duvall

Name:	John Duvall
Title:	Controller and
Chief Accounting Officer
August 13, 2004