Form 10-Q
period 2004-09-30
GXS CORP
filed 2004-11-12
CIK 1235162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-106143

GXS CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	35-2181508
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

100 Edison Park Drive, Gaithersburg, MD	20878
(Address of Principal Executive Offices)	(Zip Code)

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

     Yes [  ] No [X]

As of November 12, 2004, the registrant had 100 outstanding shares of common stock, all of which was held by affiliates of the registrant.

INDEX TO QUARTERLY REPORT

Page No.
Part I. Financial Information
Item 1. Financial Statements
Unaudited Condensed Consolidated Financial Statements of GXS Corporation
Condensed Consolidated Balance Sheets as of December 31, 2003 and September 30, 2004	3
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2003 and 2004	4
Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2003 and 2004	5
Condensed Consolidated Statement of Stockholder’s Equity (Deficit) for the nine months ended September 30, 2004	6
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2004	7
Notes to Condensed Consolidated Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3. Quantitative and Qualitative Disclosures About Market Risk	31
Item 4. Controls and Procedures	39
Part II. Other Information
Item 6. Exhibits	40
Signatures	41

GXS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands of dollars, except per share amounts)

	December 31,	September 30,
	2003 (1)	2004
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$46,730	$28,365
Receivables:
Trade	53,069	44,107
Other	4,178	3,677
General Electric Company	5,081	3,770
Deferred income taxes	1,729	318
Prepaid expenses and other assets	8,660	9,718

Total current assets	119,447	89,955
Investment in affiliates	2,929	2,267
Property and equipment, net	132,701	108,674
Deferred income taxes	3,034	2,217
Deferred financing costs	15,886	13,213
Other assets	4,342	4,714
Other acquired intangible assets, net	1,168	11,781
Goodwill	11,929	28,004

Total Assets	$291,436	$260,825

Liabilities, Minority Interest and Stockholder’s Equity (Deficit)
Current liabilities:
Trade payables	$12,139	$14,808
Deferred income	10,368	15,686
Accrued expenses and other liabilities	63,405	80,724

Total current liabilities	85,912	111,218
Long-term debt	405,520	406,243
Other liabilities	23,929	25,400

Total liabilities	515,361	542,861

Minority interest	810	316

Stockholder’s equity (deficit):
Common stock $1.00 par value, 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	258,386	279,249
Retained earnings (deficit)	(477,616)	(557,055)
Foreign currency translation	(5,505)	(4,546)

Total stockholder’s equity (deficit)	(224,735)	(282,352)

Total Liabilities, Minority Interest and Stockholder’s Equity (Deficit)	$291,436	$260,825

(1)	Amounts are derived from December 31, 2003 audited consolidated financial statements

See accompanying notes to condensed consolidated financial statements

GXS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2004	2003	2004
Revenues	$91,716	$81,409	$274,095	247,559
Costs and operating expenses:
Cost of revenues	54,621	46,950	159,990	155,866
Sales and marketing	16,538	13,227	48,638	46,612
General and administrative	11,346	10,363	36,873	40,651
Gain on sale of assets	—	—	(700)	—
Restructuring and related charges	1,331	6,348	4,464	23,403
Asset impairment charges	6,500	6,509	6,500	6,509

Operating income (loss)	1,380	(1,988)	18,330	(25,482)
Other income (expense):
Proportionate share of income (losses) in investee companies and investment write-downs	(112)	130	(872)	(596)
Write-off of deferred financing costs	—	—	(5,548)	—
Interest income	219	58	711	416
Interest expense	(12,856)	(15,054)	(36,449)	(44,768)
Other income (expense), net	536	(451)	1,160	(1,866)

Loss before income taxes	(10,833)	(17,305)	(22,668)	(72,296)
Provision (benefit) for income taxes	(3,318)	1,833	(5,072)	7,143

Net loss	$(7,515)	$(19,138)	$(17,596)	(79,439)

See accompanying notes to condensed consolidated financial statements

GXS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004
Net loss	$(7,515)	$(19,138)	$(17,596)	$(79,439)
Foreign currency translation adjustments	389	486	311	959

Comprehensive loss	$(7,126)	$(18,652)	$(17,285)	$(78,480)

See accompanying notes to condensed consolidated financial statements

GXS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholder’s Equity (Deficit)
(In thousands)
(Unaudited)

				Foreign
		Additional	Retained	currency	Total
	Common	paid-in	earnings/	translation	stockholder's
	stock	capital	(deficit)	adjustments	deficit
Balance at December 31, 2003	$—	$258,386	$(477,616)	$(5,505)	$(224,735)
Net loss	—	—	(79,439)	—	(79,439)
Foreign currency translation adjustments	—	—	—	959	959
Capital contribution by GXS Holdings in connection with acquisition of HAHT	—	15,000	—	—	15,000
Contributions from General Electric Company (note 1)	—	5,863	—	—	5,863

Balance at September 30, 2004	$—	$279,249	$(557,055)	$(4,546)	$(282,352)

See accompanying notes to condensed consolidated financial statements

GXS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2003	2004
Cash flows from operating activities:
Net loss	$(17,596)	$(79,439)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	35,556	42,446
Asset impairment charges	6,500	6,509
Deferred income taxes	(990)	1,948
Gain on sale of assets	(700)	—
Write-off of deferred financing costs	5,548	—
Amortization of deferred financing costs and debt discount	2,392	3,525
Minority interest	(609)	(494)
Proportionate share of losses in investee companies and investment write-downs	872	596
Changes in operating assets and liabilities, net of effect of business acquisition:
Decrease in receivables	11,788	12,914
Decrease in prepaid expense and other assets	772	59
Increase (decrease) in accounts payable	(5,263)	2,461
Increase in deferred income	447	2,136
Increase in accrued expenses and other liabilities	5,302	15,463
Other	(2,439)	868

Net cash provided by operating activities	41,580	8,992

Cash flows from investing activities:
Purchases of property and equipment	(22,841)	(23,314)
Proceed from sale of assets	600	—
Purchase of HAHT, net of cash acquired of $4,526	—	(9,724)

Net cash used in investing activities	(22,241)	(33,038)

Cash flows from financing activities:
Repayment of long-term debt	(174,562)	—
Proceeds from long-term debt issuances	169,750	—
Capital contributions from General Electric Company	12,893	5,863
Payment of financing costs	(12,131)	(129)

Net cash provided by (used in) financing activities	(4,050)	5,734

Effect of exchange rate changes on cash	2,606	(53)

Increase (decrease) in cash and cash equivalents	17,895	(18,365)
Cash and cash equivalents, beginning of year	37,333	46,730

Cash and cash equivalents, end of period	$55,228	$28,365

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
Three and nine months ended September 30, 2003 and 2004
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

Interim results for the three and nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2003, not included herein.

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

GE agreed to reimburse the Company for certain defined operating and restructuring costs following the Recapitalization. During the nine months ended September 30, 2003 and 2004, GE reimbursed the Company approximately $12,900 and $5,900 of these costs, respectively. These costs include approximately $800 of costs and expenses incurred with closing a data center in Rockville, Maryland, $5,700 of costs incurred in connection with a services agreement with MCI (formerly called WorldCom), $2,200 for notice pay and severance in connection with a reduction in force and facility exit costs, $1,500 for costs and expenses incurred for rebranding products and implementing an internal systems infrastructure, $1,200 representing payments made on behalf of certain employees in the United Kingdom covered under the GE pension plan, $600 interest subsidy payment, $1,600 representing certain employee bonus payments made following the closing of the Recapitalization, $1,400 representing payments

GXS CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
Three and nine months ended September 30, 2003 and 2004
(Unaudited)
(In thousands of dollars)

made on behalf of certain employees in the Netherlands covered under the GE pension plan, and approximately $3,800 for certain taxes. These reimbursements have been recorded as contributions to additional paid-in capital.

Additionally, in connection with the Recapitalization, GE agreed to reimburse the Company for the managed network fee related to the portion of the network being used by them following the Recapitalization. A reimbursement during the nine months ended September 30, 2003 of approximately $1,750 was credited to cost of revenues.

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
Three and nine months ended September 30, 2003 and 2004
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

(d) Reclassification of certain costs

Certain costs for the three and nine months ended September 30, 2003 have been reclassified to conform to the presentation shown for the three and nine months ended September 30, 2004.

(3) Revenues and Receivables

The Company provides e-commerce and network services to various GE businesses in the normal course of business. Sales to GE businesses and affiliates amounted to approximately $9,809 and $8,972 for the three-month periods ended September 30, 2003 and 2004, respectively and $23,560 and $23,467 for the nine-month periods ended September 30, 2003 and 2004, respectively. Trade receivables as of December 31, 2003 and September 30, 2004 resulting from normal trade activity with GE were $5,081 and $3,770, respectively. Pursuant to the terms of the Recapitalization Agreement, GE was required for the two-year period ended September 27, 2004, to maintain its affiliates’ respective business arrangements with the Company on terms and conditions substantially similar to those in effect at the time of the completion of the Recapitalization and to purchase products and services from the Company totaling $30,600 in each of the four calendar quarters ending September 2003 and September 2004. For the twelve-month periods ended September 30, 2003 and September 30, 2004, the Company considered GE to have met the obligation.

While the Company expects GE to continue to be a very important and significant customer, based on current estimates, which are subject to revision, the Company does expect that the revenue in 2005 will decline by at least 50% from the previously contracted annual amount of $30,600. However, there can be no assurance that the decline will not be greater.

The allowance for doubtful accounts and sales allowances at December 31, 2003 was $11,345 and at September 30, 2004 was $11,281.

(4) Other Related Party Transactions

Trade payables as of December 31, 2003 and September 30, 2004 resulting from normal activity with GE were $1,177 and $497, respectively.

GXS CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
Three and nine months ended September 30, 2003 and 2004
(Unaudited)
(In thousands of dollars)

GE has provided a variety of services to the Company. These services include administering certain employee benefit plans and paying related claims, provision of voice telecommunication services, outsourcing of certain functions, centralized financial and administrative activities involved with transaction processing, centralized purchasing of desk top software and other corporate services. Such services have been charged to the Company as utilized by the Company. Billings for these services, which are included in operating expenses, amounted to $3,691 and $1,512 for the three months ended September 30, 2003 and 2004, respectively, and $10,689 and $4,453 for the nine months ended September 30, 2003 and 2004, respectively. As part of the Recapitalization, GE will continue to provide these services on an as needed basis until the end of 2004. The Company has migrated substantially all of these services to alternative providers, or brought some of the services in-house. The remaining services will be migrated to alternative providers or brought in-house by the end of 2004. Management believes that the amounts paid to GE approximate the cost at which these services could be obtained from a third party.

In connection with the Recapitalization, the Company entered into an agreement with Francisco Partners under which the Company has agreed to pay to Francisco Partners a fee of $2,000 annually plus expenses for financial advisory and consulting services. Francisco Partners has informed the Company of its intent to defer receipt of the fee. The expense related to the management fee amounted to $500 and $1,500 for the three and nine-month periods ended September 30, 2003 and 2004, respectively. The Company reimbursed Francisco Partners for additional expenses of $479, which were incurred during the nine months ended September 30, 2004. As of December 31, 2003 and September 30, 2004, the Company owed Francisco Partners $3,071 and $4,254, respectively.

(5) Long-Term Debt

Long-term debt consists of the following at September 30, 2004:

Term loan facility	$70,000
Senior secured floating rate notes, net of debt discount of $3,757	101,243
Senior subordinated reset notes	235,000

Long-term debt	$406,243

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

The ability to borrow under the New Credit Facility is subject to a borrowing base, calculated monthly, at an amount equal to 90.0% of EDI Services Revenue for the immediately preceding six consecutive completed months. The New Term Loan Facility bears interest, at the Company’s option, at either a floating base rate plus 4.0% per annum or floating LIBOR plus 6.0% per annum. The New Revolving Credit Facility bears interest, at the Company’s option, at either a floating base rate plus 2.0% per annum or floating LIBOR plus 4.25% per annum. The base rate and LIBOR rate used to calculate the applicable interest rate on the New Term Loan Facility and the New Revolving

GXS CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
Three and nine months ended September 30, 2003 and 2004
(Unaudited)
(In thousands of dollars)

Credit Facility may not be less than 4.25% and 2.25%, respectively. Outstanding borrowings under the New Term Loan Facility as of September 30, 2004 bear interest at a base rate of 4.25% plus 4.0%. Interest is payable monthly in arrears for base rate loans and on the last day of selected interest periods, but no later than every three months, for LIBOR rate loans. Borrowings outstanding under the New Term Loan Facility and the New Revolving Credit Facility mature on March 21, 2007.

The New Revolving Credit Facility enables the Company to obtain revolving credit loans and to issue letters of credit for working capital, acquisitions and general corporate purposes. At September 30, 2004, the Company had outstanding letters of credit of $8,900 and available borrowings of $21,100 under the New Revolving Credit Facility. The outstanding letters of credit relate to performance obligations of the Company. The Company pays 0.75% per annum on the unused portion of the New Revolving Credit Facility. In October 2004, the Company borrowed $14,100 under the New Revolving Credit Facility for general corporate purposes. The Company has repaid $4,731 of these borrowings under the New Revolving Credit Facility.

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

In addition, the New Credit Facility contains various covenants that restrict the Company from taking various actions and require the Company to achieve and maintain certain financial ratios. In March and June 2004, the Company negotiated amended covenants for 2004 and 2005. As of September 30, 2004, the Company was in compliance with these covenants.

Senior Secured Floating Rate Notes:

On March 21, 2003, the Company issued $105,000 of Floating Notes for proceeds of $99,750. The Floating Notes mature on July 15, 2008 and bear interest at a floating rate based on six-month LIBOR plus 9%, but never less than 12%. The interest rate at September 30, 2004 was 12%. The Floating Notes are secured by second-priority security interests in substantially all of the assets and stock of GXS and its domestic subsidiaries and 66% of the stock of the Company’s material first-tier foreign subsidiaries. In addition, the Floating Notes are guaranteed fully and unconditionally by the Company’s domestic subsidiaries. The debt discount of $5,250 is being amortized over the life of the Floating Notes using the interest method. Amortization for the period from issuance through September 30, 2004 was $1,493. Interest is payable semi-annually in arrears on January 15 and July 15 of each year commencing on July 15, 2003.

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
Three and nine months ended September 30, 2003 and 2004
(Unaudited)
(In thousands of dollars)

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

Senior Subordinated Reset Notes:

On September 27, 2002, the Company issued $235,000 of Reset Notes. The Reset Notes, which mature on September 27, 2009, bear interest at a rate of 12% until September 27, 2003. From and after September 27, 2003, interest on the notes will be reset, with such reset to be based on a variety of factors including the portion of the notes owned by GECC and the then-current market conditions for similar securities. The Company is currently in discussions with GECC concerning the interest rate on the Reset Notes. If the interest rate on the Reset Notes is increased to the maximum rate of 17% from 12%, the Company’s annual interest expense would increase by $11.8 million, $7.1 million of which the Company would be required to pay in cash. For the period from September 27, 2003 to September 30, 2004, the Company accrued interest at a rate of 15%, the rate which management believes to be the best estimate of where the negotiations will conclude. To the extent the reset rate exceeds 15%, the Company will have the option to pay cash interest of 15% and add the additional interest to the balance of the reset notes. Interest is payable semi-annually on April 15 and October 15 of each year commencing April 15, 2003. The Reset Notes are general unsecured obligations of the Company and are guaranteed by all of the Company’s domestic subsidiaries.

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

The Company paid interest of $5,692 and $7,972 for the three months ending September 30, 2003 and 2004, respectively and $24,995 and $31,585 for the nine months ending September 30, 2003 and 2004, respectively.

GXS CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
Three and nine months ended September 30, 2003 and 2004
(Unaudited)
(In thousands of dollars)

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

(7) Restructuring

During the three and nine months ended September 30, 2003, the Company incurred approximately $1,331 and $4,464, respectively, in restructuring costs related to facility and equipment lease buy-outs, facility exit costs including a restoration obligation, and headcount reductions of approximately 17 people primarily in its data center, engineering, and services organizations. Of these costs, $4,455 were reimbursed by General Electric as part of the Recapitalization Agreement.

On June 8, 2004, the Company announced a restructuring program which includes consolidating development and operations functions, streamlining business processes, making technology investments to lower its worldwide service delivery costs and vacating additional facilities. As a result, during the three and nine months ended September 30, 2004, the Company incurred approximately $6,348 and $23,403, respectively, in restructuring costs. The amount recorded is net of amounts the Company expects to receive from subleasing vacated space at its headquarters. The facility charge was determined by discounting the net future cash obligation of the existing lease less anticipated rental receipts to be received from existing and potential subleases. This requires significant judgments about the length of time the space will remain vacant, anticipated cost escalators and operating costs associated with the leases, the market rate at which the space will be subleased, and broker fees or other costs necessary to market the space. These judgments were based upon independent market analysis and assessment from experienced real estate brokers.

The Company expects to reduce its global employee workforce by approximately 300 positions, or approximately 20 percent, by the end of calendar year 2004 from the level that existed as of June 8, 2004; as of September 30, 2004, approximately 150 positions had been impacted. The Company has revised its estimate of restructuring charges downward and expects to incur up to $5,000 of additional charges during the fourth quarter of 2004 relating to the closing of facilities in Europe.

GXS CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
Three and nine months ended September 30, 2003 and 2004
(Unaudited)
(In thousands of dollars)

A rollforward of the restructuring activities is as follows:

	Restructuring Activities
	Severance
	2003	2004	Total
Balance as of December 31, 2003	$9,654	$—	$9,654
Restructuring expense	(124)	—	(124)
Payments and other adjustments	(2,691)	—	(2,691)

Balance as of March 31, 2004	6,839	—	6,839
Restructuring expense	—	17,034	17,034
Payments and other adjustments	(4,460)	(1,640)	(6,100)

Balance as of June 30, 2004	2,379	15,394	17,773
Restructuring expense	—	1,779	1,779
Payments and other adjustments	(1,433)	(4,613)	(6,046)

Balance as of September 30, 2004	$946	$12,560	$13,506

	Restructuring Activities
	Facilities
	2003	2004	Total
Balance as of December 31, 2003	$12,184	$—	$12,184
Restructuring expense	—	—	—
Payments and other adjustments	(663)	—	(663)

Balance as of March 31, 2004	11,521	—	11,521
Restructuring expense	145	—	145
Payments and other adjustments	(692)	—	(692)

Balance as of June 30, 2004	10,974	—	10,974
Restructuring expense	(78)	4,647	4,569
Payments and other adjustments	(621)	489	(132)

Balance as of September 30, 2004	$10,275	$5,136	$15,411

The majority of the severance accruals will be paid by the end of 2005. The facility accruals will be paid in various amounts through 2014.

(8) Acquisition of HAHT

On February 13, 2004, the Company acquired all of the capital stock of HAHT Commerce, Inc. (HAHT) for consideration of $15,001 in cash plus common and preferred shares of GXS Holdings valued at approximately $15,000.

GXS CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
Three and nine months ended September 30, 2003 and 2004
(Unaudited)
(In thousands of dollars)

HAHT was a provider of demand chain management applications that strategically automated, integrated and optimized order management, product information management (PIM), channel management, business intelligence and customer services between manufacturers, their channel partners and business customers.

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

Cash	$15,001
Estimated fair value of capital stock issued by GXS Holdings, Inc.	15,000

Total purchase price	$30,001

Cash	$4,526
Other current assets	2,673
Property and equipment	155
Estimated fair value of liabilities assumed	(6,622)
Estimated transaction costs	(300)
Identifiable intangible assets	12,225
Goodwill	15,866
Other assets	1,478

$30,001

On a pro forma basis, assuming the acquisition had been consummated on January 1, 2003, the Company’s revenue and net loss for the nine-month periods ended September 30, 2003 and 2004 would have been as follows:

	Nine months ended September 30,
	2003	2004
Revenue	$284,714	$248,823
Net loss	$(26,865)	$(78,189)

(9) Asset Impairment

During the nine months ended September 30, 2003 and 2004, the Company recorded impairment charges of $6,500 and $6,509, respectively, related to certain internally developed software for which management has estimated that the future cash flows were less than the carrying value of the software.

(10) Supplemental Condensed Consolidated Financial Information

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
Three and nine months ended September 30, 2003 and 2004
(Unaudited)
(In thousands of dollars)

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

GXS CORPORATION AND SUBSIDIARIES
Consolidating Balance Sheet
September 30, 2004
(Unaudited)
(In thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$7,128	$21,237	$—	$28,365
Receivables	—	27,335	24,219	—	51,554
Other current assets	24	—	11,980	(1,968)	10,036
Advances to subsidiaries	262	166,788	120,695	(287,745)	—

Total current assets	286	201,251	178,131	(289,713)	89,955
Investments in affiliates	—	1,741	526	—	2,267
Investments in subsidiaries	199,946	47,859	—	(247,805)	—
Property and equipment, net	235	105,107	3,332	—	108,674
Goodwill, net	—	22,916	5,088	—	28,004
Other noncurrent assets	1,484	23,836	5,142	(11,750)	18,712
Deferred financing costs	13,213	—	—	—	13,213

	$215,164	$402,710	$192,219	$(549,268)	$260,825

Liabilities, Minority Interest, and Stockholder’s Equity (Deficit)
Current liabilities:
Trade payables	$1,311	$11,086	$2,411	$—	$14,808
Other current liabilities	23,332	47,770	27,276	(1,968)	96,410
Advances from affiliates	66,630	117,231	103,884	(287,745)	—

Total current liabilities	91,273	176,087	133,571	(289,713)	111,218
Long-term debt	406,243	—	—	—	406,243
Other liabilities	—	26,677	10,473	(11,750)	25,400

Total liabilities	497,516	202,764	144,044	(301,463)	542,861
Minority interest	—	—	316	—	316
Stockholder’s equity (deficit)	(282,352)	199,946	47,859	(247,805)	(282,352)

	$215,164	$402,710	$192,219	$(549,268)	$260,825

GXS CORPORATION AND SUBSIDIARIES
Consolidating Statement of Operations and Comprehensive Income (Loss)
Three months ended September 30, 2003
(Unaudited)
(In thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$70,548	$36,898	$(15,730)	$91,716
Costs and operating expenses	—	68,439	29,796	(15,730)	82,505
Restructuring and related charges	—	1,331	—	—	1,331
Asset impairment charges	—	6,500	—	—	6,500

Operating income (loss)	—	(5,722)	7,102	—	1,380
Other expense, net	(7,810)	(3,586)	(817)	—	(12,213)

Income (loss) before income taxes	(7,810)	(9,308)	6,285	—	(10,833)
Provision (benefit) for income taxes	—	(5,403)	2,085	—	(3,318)

Income (loss) before equity in income of subsidiaries	(7,810)	(3,905)	4,200	—	(7,515)
Equity in income of subsidiaries	295	4,200	—	(4,495)	—

Net income (loss)	(7,515)	295	4,200	(4,495)	(7,515)
Foreign currency translation adjustments	—	—	389	—	389

Comprehensive income (loss)	$(7,515)	$295	$4,589	$(4,495)	$(7,126)

GXS CORPORATION AND SUBSIDIARIES
Consolidating Statement of Operations and Comprehensive Income (Loss)
Nine months ended September 30, 2003
(Unaudited)
(In thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$216,711	$104,872	$(47,488)	$274,095
Costs and operating expenses	192	207,136	85,661	(47,488)	245,501
Gains on sale of assets	—	(700)	—	—	(700)
Restructuring and related charges	—	4,464	—	—	4,464
Asset impairment charges	—	6,500	—	—	6,500

Operating income (loss)	(192)	(689)	19,211	—	18,330
Other income (expense), net	(45,995)	4,285	712	—	(40,998)

Income (loss) before income taxes	(46,187)	3,596	19,923	—	(22,668)
Provision (benefit) for income taxes	—	(12,670)	7,598	—	(5,072)

Income (loss) before equity in income of subsidiaries	(46,187)	16,266	12,325	—	(17,596)
Equity in income of subsidiaries	28,591	12,325	—	(40,916)	—

Net income (loss)	(17,596)	28,591	12,325	(40,916)	(17,596)
Foreign currency translation adjustments	—	—	311	—	311

Comprehensive income (loss)	$(17,596)	$28,591	$12,636	$(40,916)	$(17,285)

GXS CORPORATION AND SUBSIDIARIES
Consolidating Statement of Operations and Comprehensive Income (Loss)
Three months ended September 30, 2004
(Unaudited)
(In thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$58,596	$44,696	$(21,883)	$81,409
Costs and operating expenses	—	60,025	32,398	(21,883)	70,540
Restructuring and related charges	—	4,432	1,916	—	6,348
Asset impairment charges	—	6,509	—	—	6,509

Operating income (loss)	—	(12,370)	10,382	—	(1,988)
Other income (expense), net	(14,864)	245	(698)	—	(15,317)

Income (loss) before income taxes	(14,864)	(12,125)	9,684	—	(17,305)
Provision for income taxes	—	314	1,519	—	1,833

Income (loss) before equity in income (loss) of subsidiaries	(14,864)	(12,439)	8,165	—	(19,138)
Equity in income (loss) of subsidiaries	(4,274)	8,165	—	(3,891)	—

Net income (loss)	(19,138)	(4,274)	8,165	(3,891)	(19,138)
Foreign currency translation adjustments	—	—	486	—	486

Comprehensive income (loss)	$(19,138)	$(4,274)	$8,651	$(3,891)	$(18,652)

GXS CORPORATION AND SUBSIDIARIES
Consolidating Statement of Operations and Comprehensive Income (Loss)
Nine months ended September 30, 2004
(Unaudited)
(In thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$198,431	$120,071	$(70,943)	$247,559
Costs and operating expenses	—	219,278	94,794	(70,943)	243,129
Restructuring and related charges	—	15,803	7,600	—	23,403
Asset impairment charges	—	6,509	—	—	6,509

Operating income (loss)	—	(43,159)	17,677	—	(25,482)
Other expense, net	(45,591)	(78)	(1,145)	—	(46,814)

Income (loss) before income taxes	(45,591)	(43,237)	16,532	—	(72,296)
Provision for income taxes	—	1,109	6,034	—	7,143

Income (loss) before equity in income (loss) of subsidiaries	(45,591)	(44,346)	10,498	—	(79,439)
Equity in income (loss) of subsidiaries	(33,848)	10,498	—	23,350	—

Net income (loss)	(79,439)	(33,848)	10,498	23,350	(79,439)
Foreign currency translation adjustments	—	—	959	—	959

Comprehensive income (loss)	$(79,439)	$(33,848)	$11,457	$23,350	$(78,480)

GXS CORPORATION AND SUBSIDIARIES
Consolidating Statement of Cash Flows
Nine months ended September 30, 2003
(Unaudited)
(In thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(17,596)	$28,591	$12,325	$(40,916)	$(17,596)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	33,200	2,356	—	35,556
Asset impairment charges	—	6,500	—		6,500
Deferred income taxes	—	(12,127)	11,137	—	(990)
Gain on sale of assets	—	(700)	—	—	(700)
Write-off of deferred financing costs	5,548	—	—	—	5,548
Amortization of deferred financing costs and debt discount	2,392	—	—	—	2,392
Minority interest	—	—	(609)	—	(609)
Equity in net income of subsidiaries	(28,591)	(12,325)	—	40,916	—
Changes in operating assets and liabilities, net	42,380	(18,010)	(12,891)	—	11,479

Net cash provided by operating activities	4,133	25,129	12,318	—	41,580

Cash flows for investing activities:
Purchases of property and equipment	(83)	(21,569)	(1,189)		(22,841)
Proceeds from sale of assets	—	600	—	—	600

Net cash used for investing activities	(83)	(20,969)	(1,189)	—	(22,241)

Cash flows from financing activities:
Net contributions from General Electric Company and affiliates	12,893	—	—	—	12,893
Repayment of long-term debt	(174,562)	—	—	—	(174,562)
Proceeds from long-term debt issuances	169,750	—	—	—	169,750
Payment of financing costs	(12,131)	—	—	—	(12,131)

Net cash used for financing activities	(4,050)	—	—	—	(4,050)

Effect of exchange rate changes on cash	—	—	2,606	—	2,606

Increase in cash and cash equivalents	—	4,160	13,735	—	17,895
Cash and cash equivalents, beginning of year	—	21,940	15,393	—	37,333

Cash and cash equivalents, end of period	$—	$26,100	$29,128	$—	$55,228

GXS CORPORATION AND SUBSIDIARIES
Consolidating Statement of Cash Flows
Nine months ended September 30, 2004
(Unaudited)
(In thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(79,439)	$(33,848)	$10,498	$23,350	$(79,439)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	40,465	1,981	—	42,446
Asset impairment charges	—	6,509	—	—	6,509
Deferred income taxes	—	100	1,848	—	1,948
Amortization of deferred financing costs and debt discount	3,525	—	—	—	3,525
Minority interest	—	—	(494)	—	(494)
Equity in net income (loss) of subsidiaries	33,848	(10,498)	—	(23,350)	—
Changes in operating assets and liabilities, net	36,339	17,719	(19,561)	—	34,497

Net cash provided by (used in) operating activities	(5,727)	20,447	(5,728)	—	8,992

Cash flows for investing activities:
Purchases of property and equipment	(7)	(22,984)	(323)	—	(23,314)
Purchase of HAHT, net of $4,526 cash acquired	—	(9,724)	—	—	(9,724)

Net cash used in investing activities	(7)	(32,708)	(323)	—	(33,038)

Cash flows from financing activities:
Net contributions from General Electric Company and affiliates	5,863	—	—	—	5,863
Payment of financing costs	(129)	—	—	—	(129)

Net cash provided by financing activities	5,734	—	—	—	5,734

Effect of exchange rate changes on cash	—	—	(53)	—	(53)

Decrease in cash and cash equivalents	—	(12,261)	(6,104)	—	(18,365)
Cash and cash equivalents, beginning of year	—	19,389	27,341	—	46,730

Cash and cash equivalents, end of period	$—	$7,128	$21,237	$—	$28,365

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes, which are included elsewhere in this document.

The following discussion and analysis may contain forward-looking statements, which reflect the expectations, beliefs, plans and objectives of management about future financial performance and/or assumptions underlying our judgments concerning matters discussed below. These statements, accordingly, involve estimates, assumptions, judgments and uncertainties. In particular, this pertains to management’s comments on financial resources, capital spending, the outlook for our business and our potential combination with G International, Inc. Actual results or outcomes may differ materially from those in such forward-looking statements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That Could Affect Future Results” in our Annual Report on Form 10-K filed on March 30, 2004.

Overview

We provide software-based products and services which enable businesses to electronically exchange business documents and automate related processes. Our offerings are categorized into three lines of business: EDI Services, Other Business to Business Solutions, and Custom Messaging and Network Solutions. EDI Services are our principal offerings; they enable our customers to exchange business documents in an automated and secure environment. With our EDI Services offerings, we typically provide value added services such as non-repudiation, document translation, enhanced security, format conversions and support of various communication protocols. Other Business to Business Solutions includes our hosted applications and integration software; these solutions facilitate integration of internal information and collaboration between trading partners. Custom Messaging and Network Solutions primarily includes legacy offerings such as custom applications for individual customers. In general, we derive our revenue from:

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

On September 28, 2004, we introduced Trading Grid, a integration services platform developed exclusively to enable and streamline cross-enterprise business processes. Trading Grid offers unique capabilities that ensure synchronized product information, optimize inventory levels and demand forecasts, and ultimately provide true end-to-end business process visibility. We designed and developed Trading Grid to combine the reliability and best practices of our Value-Added Networks, or VANs, with the speed and agility of the Internet. While VANs primarily move data, Trading Grid provides capabilities that get more out of the data and manage overall business processes. Some capabilities of Trading Grid are available today; others will be introduced periodically for the foreseeable future.

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

On June 8, 2004, we announced a restructuring program which includes consolidating development and operations functions, streamlining business processes, making technology investments to lower our worldwide service delivery costs and vacating additional facilities. We expect to reduce our global employee workforce by approximately 300 positions, or approximately 20 percent, by the end of calendar year 2004 from the level existing as of June 8, 2004; as of September 30, 2004, approximately 150 positions has been impacted. As a result, we incurred approximately $23.4 million in restructuring costs, the majority of which we expect to disburse by the end of 2005. The amount recorded is net of amounts we expect to receive from subleasing vacated space at our headquarters. We calculated the facility charge included in the restructuring costs by discounting the net future cash obligation of the existing lease less anticipated rental receipts to be received from existing and potential subleases. This requires significant judgments about the length of time the space will remain vacant, anticipated cost escalators and operating costs associated with the leases, the market rate at which the space will be subleased, and broker fees or other costs necessary to market the space. These judgments were based upon independent market analysis and assessment from experienced real estate brokers.

We have revised our estimate of restructuring charges downward and expect to incur additional charges of up to $5.0 million during the fourth quarter of 2004. These additional charges relate to the closing of facilities in Europe. The majority of the severance costs will be paid out by the end of 2005 and the balance of the restructuring costs primarily relating to facilities will be paid in somewhat equal amounts through 2014.

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

Pursuant to the terms of the Recapitalization Agreement, General Electric Company was required to maintain its affiliates’ respective business arrangements with us on terms and conditions substantially similar to those in effect at the time of the completion of our recapitalization and to continue to purchase products and services from us totaling $30.6 million in each year of the four calendar quarters ended September 2003 and September 2004. While we expect General Electric to continue to be a very important and significant customer, based on current estimates, which are subject to revision, we do expect that the revenue in 2005 will decline by at least 50% from the previously contracted annual amount of $30.6 million. However, there can be no assurance that the decline will not be greater.

On February 13, 2004, we acquired all of the capital stock of HAHT Commerce, Inc. for consideration of $15.0 million in cash plus common and preferred shares of GXS Holdings, Inc. valued at approximately $15.0 million. HAHT Commerce is a provider of demand chain management applications that automate, integrate and optimize order management, product information management, channel management, business intelligence and customer services between manufacturers, their channel partners and business customers.

By combining HAHT Commerce’s software with our other products, we are able to offer customers an end-to-end data synchronization solution, including software to integrate data from back-end systems, management tools to publish product information, transaction delivery services to move the information and a means to electronically connect multiple trading partners in a retail supply chain.

On October 13, 2004, our indirect parent, Francisco Partners, L.P., through a majority owned acquisition vehicle, signed a definitive agreement to acquire G International Inc., a business established to own and operate International Business Machine Corporation’s Electronic Data Interchange and Business Exchange Services businesses. By virtue of the ownership of Francisco Partners, we will be under common control with G International. Francisco Partners intends, subject to entering into definitive documentation with various parties, to combine G International with us or one of our subsidiaries within the next six months. On November 1, 2004, we entered into an Employee Services Agreement with G International whereby certain of our executive officers will provide management services to G International and other personnel will provide support services to G International.

On November 8, 2004, we announced a strategic partnership with webMethods, Inc. to jointly resell, develop and market end-to-end business integration solutions. The agreement will allow businesses to collaborate more effectively with their global vendors and partners. Central to the strategic relationship will be the use of webMethods Fabric, a leading suite of business integration software, in our Trading Grid.

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

Employment

Employment was 1,536 and 1,401 as of December 31, 2003 and September 30, 2004, respectively. The employment decrease is a result of the restructuring activities that have taken place this year offset partially by employees added as result of the HAHT Commerce acquisition.

Results of Operations

A summary of our revenue by line of business follows:

	Three Months Ended September 30				Nine Months Ended September 30
	2003		2004		2003		2004
	(in thousands of dollars)				(in thousands of dollars)
	$	%	$	%	$	%	$	%
Revenues:
EDI Services	60,377	65.9%	54,452	66.9%	180,045	65.7%	168,011	67.9%
Other Business to Business Solutions	16,081	17.5%	13,997	17.2%	47,214	17.2%	38,205	15.4%
Custom Messaging and Network Solutions	15,258	16.6%	12,960	15.9%	46,836	17.1%	41,343	16.7%

Total revenues	91,716	100.0%	81,409	100.0%	274,095	100.0%	247,559	100.0%

Three and Nine Months Ended September 30, 2004 Compared to Three and Nine Months Ended September 30, 2003

Revenues. Revenues decreased in both the third quarter and the first nine months of 2004 when compared to the same periods in 2003. Additionally, revenue in the third quarter of 2004 was down $1.0 million when compared to the second quarter of 2004.

EDI Services revenue, our main product and service grouping, declined in both the first nine months and third quarter of 2004 when compared to the same periods in 2003 as we continued to see both contraction of our customer base and lower realized prices in the United States, offset somewhat by strength in our foreign operations. EDI Services revenue was aided in part by the strength of the Euro and British pound relative to the dollar. Third quarter 2004 EDI Services revenue was down $2.3 million when compared to the second quarter of 2004. This decrease was primarily due to customer cancellations and lower prices in all of our regions. We have been experiencing reduced realized price levels in the United States for the past several quarters and expect this trend to continue as we see aggressive competition in the marketplace and we pursue a strategy of offering customers more attractively priced packages of services in exchange for longer term commitments. During the first nine months of 2004, we entered agreements to host several Country Data Pools. Data Pools provide a mechanism for trading partners, primarily in the retail supply chain, to share and synchronize product data for greater efficiencies and increased profitability across global supply chains, through participation in a global organization called the Global Data Synchronization Network, or GDSN. Revenues derived from our relationship with these Data Pools is not expected to significantly impact our operations until 2005 and later years.

Other Business to Business Solutions revenue, which includes software sales and related services and online marketplaces, declined in both the first nine months and third quarter of 2004 when compared to the same periods in 2003. We continue to see customer reluctance to commit to major new systems implementations. In addition, our online marketplaces implemented during the past several years are yielding lower monthly revenues as they mature in terms of usage and number of participants. However, third quarter 2004 revenues were up $2.1 million when compared to the second quarter of 2004 principally attributable to increases in data synchronization solutions and software sales.

Custom Messaging and Network Solutions revenue declined in both the first nine months and third quarter of 2004 when compared to the same periods in 2003, as well as in the third quarter of 2004 when compared to the second quarter of 2004 ($13.0 million versus $13.7 million) as customers continue to migrate away from hosted legacy applications and computer systems to either in-house implementations or alternate solutions. These declines, which are in line with or slightly slower than we had expected, will continue and perhaps be accelerated at times as we reallocate resources towards a consolidated computing infrastructure and focus resources on newer service offerings. Year over year declines in these offerings were mitigated somewhat by favorable impact of foreign currency exchange of $1.5 million for the nine-month period.

The relative strength of foreign currencies caused an increase in revenues of approximately $2.4 million and $10.7 million, respectively, during the three and nine months ended September 30, 2004 compared with the three and nine months ended September 30, 2003.

A summary of our costs and operating expenses follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2004	2003	2004
	(in thousands of dollars)
Costs and operating expenses:
Cost of revenues	$54,621	$46,950	$159,990	$155,866
Sales and marketing	16,538	13,227	48,638	46,612
General and administrative	11,346	10,363	36,873	40,651
Gain on sale of assets	—	—	(700)	—
Restructuring and related charges	1,331	6,348	4,464	23,403
Asset impairment charges	6,500	6,509	6,500	6,509

Total costs and operating expenses	$90,336	$83,397	$255,765	$273,041

Cost of revenues. Cost of revenues decreased by $7.6 million, or 13.9%, to $47.0 million for the three months ended September 30, 2004 from $54.6 million for the three months ended September 30, 2003. For the nine months ended September 30, 2004, cost of revenues decreased by $4.1 million, or 2.6%, to $155.9 million from $160.0 million for the nine months ended September 30, 2003. The decreases in cost of revenues for the three and nine-months periods are primarily driven by lower depreciation and amortization expense, decreased royalty payments as a result of lower software sales, and decreases in compensation and related employee expenses as we continue to move forward with our transformation plan.

Sales and marketing. Sales and marketing expense decreased by $3.3 million, or 20.0%, to $13.2 million for the three months ended September 30, 2004 from $16.5 million for the three months ended September 30, 2003. Sales and marketing expense decreased $2.0 million, or 4.1%, to $46.6 million for the nine months ended September 30, 2004 from $48.6 million for the nine months ended September 30, 2003. The decrease is primarily due to decreases in compensation and related employee expenses as a result of restructuring actions that took place during 2003 and 2004 and lower commission expense in line with the decrease in revenue. These decreases are somewhat offset by increases in advertising and sales promotion activities as we strive to enhance our brand awareness in the marketplace, as well as expenses associated with HAHT Commerce.

General and administrative. General and administrative expenses decreased $0.9 million, or 8.0%, to $10.4 million for the three months ended September 30, 2004 from $11.3 million for the three months ended September 30, 2003. General and administrative expenses increased $3.8 million, or 10.3%, to $40.7 million for the nine months ended September 30, 2004 from $36.9 million for the nine months ended September 30, 2003. The increase for the nine months ended September 30, 2004 was primarily driven by an increase in consulting expenses and professional fees during the first six months of 2004. Consulting expenses and professional fees were unusually high, approximately $2.7 million for the first six months of 2004. Consulting expenses and professional fees included fees paid to management consultants engaged in December 2003 to work together with our management team to solidify our business strategy and lay a foundation for our cost transformation actions. These engagements were substantially completed by the end of the second quarter; as a result, general and administrative expenses decreased during the three months ended September 30, 2004.

The weakening dollar caused cost of revenues, sales and marketing and general and administrative expenses to be approximately $1.5 million and $8.4 million higher, respectively, during the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003.

Restructuring and related charges. Restructuring and related charges were $23.4 million for the nine months ended September 30, 2004. The majority of the charges relate to a restructuring program announced on June 8, 2004 which includes facility exit costs, consolidating development and operations functions, streamlining business processes and making technology investments to lower our worldwide service delivery costs. We expect to reduce our global workforce by the end of calendar year 2004 by approximately 300 positions, or approximately 20 percent, from the level that existed as of June 8, 2004; as of September 30, 2004, approximately 150 positions had been impacted. We also expect to shift some employment to lower cost countries, particularly India and the Philippines.

Restructuring and related charges were $4.5 million for the nine months ended September 30, 2003. The 2003 charges related to facility and equipment lease buy-outs, facility exit costs including a restoration obligation, and headcount reductions primarily in our operations, engineering and service organizations. Substantially all of these costs were reimbursed by General Electric as part of the September 2002 recapitalization agreement.

We have revised our estimate of restructuring charges downward and expect to record additional restructuring charges of up to $5.0 million during the fourth quarter of 2004 associated with the closing of facilities in Europe. The majority of these costs will be paid out by the end of 2005 and the balance of these costs will be paid in somewhat equal amounts through 2014.

Write-off of deferred financing costs. Deferred financing costs of $5.5 million were written-off in March 2003. The write-off was related to the refinancing of our previous senior term loan.

Interest expense. Interest expense of $15.1 million and $44.8 million for the three and nine months ended September 30, 2004, respectively, and $12.9 million and $36.4 million for the three and nine months ended September 30, 2003, respectively, was primarily driven by interest on our long-term debt issued in connection with the recapitalization. The increase over the prior year relates to the increase in the interest rate on our $235.0 million senior subordinated reset notes from 12% to 15% and increased interest and higher amortization of deferred financing costs related to the March 2003 issuance of our $105.0 million of senior secured floating rate notes and our new credit facility.

Our senior subordinated reset notes bore interest at 12% per annum before September 27, 2003. After September 27, 2003, the senior subordinated reset notes will bear interest at a reset rate between 8% and 17%. The reset rate will be determined by negotiations between General Electric Capital Corporation, or GECC, and us that began in July 2003 and are continuing. The parties have not reached an agreement on the reset rate and have each engaged investment bankers to determine the reset rate. For the period from September 27, 2003 to September 30, 2004, the Company accrued interest at a rate of 15%, the rate which management believes to be the best estimate of where the negotiations will conclude. To the extent the reset rate exceeds 15%, we will have the option to pay cash interest of 15% and add the additional interest to the balance of the reset notes. A 1% change in the reset rate upon final negotiations will change interest expense by $0.6 million per quarter, or $2.4 million annually.

Other income (expense), net. Other expense of $0.5 million for the three months ended September 30, 2004, was primarily driven by realized losses on foreign currency transactions. Other expense was $1.9 million for the nine months ended September 30, 2004 which included $0.8 million in fees relating to interest rate determination for our senior subordinated reset notes and $1.6 million of realized losses on foreign currency transactions, offset partially by $0.5 million of minority interest income.

Other income was $0.5 million for the three months ended September 30, 2003. Other income was $1.2 million for the nine months ended September 30, 2003, which included $0.3 million of realized gains on foreign currency transactions and $0.6 million of minority interest income.

Provision for income taxes. Income tax expense was $1.8 million for the three months ended September 30, 2004 compared to income tax benefit of $3.3 million for the three months ended September 30, 2003. Income tax expense was $7.1 million for the nine months ended September 30, 2004 compared to income tax benefit of $5.1 million for the nine months ended September 30, 2003. Our tax rate for the nine months ended September 30, 2004 differs from the federal statutory rate of 35% principally as a result of foreign taxes paid or accrued in jurisdictions where we are profitable and the effect of losses both foreign and domestic for which no benefit has been recognized. Our tax rate for the nine months ended September 30, 2003 differed from the federal statutory rate of 35%

principally as result of state income taxes and the effect of losses in foreign jurisdictions for which no income tax benefits have been recognized.

Net loss. Net loss increased by $11.6 million to a net loss of $19.1 million for the three months ended September 30, 2004 compared to a net loss of $7.5 million for the three months ended September 30, 2003. Net loss increased by $61.8 million to a net loss of $79.4 million for the nine months ended September 30, 2004 compared to a net loss of $17.6 million for the nine months ended September 30, 2003. The increase in net loss of $11.6 million and $61.8 million for the three and nine months ended September 30, 2004, respectively, was a result of the matters discussed above.

Liquidity and Capital Resources

Sources and Uses of Cash

The following table is a summary of our sources and uses of cash during the nine months ended September 30, 2003 and 2004:

	Nine months ended September 30,
	2003	2004
	(in thousands of dollars)
Cash flows from operating activities	$41,580	$8,992
Cash flows from investing activities	(22,241)	(33,038)
Cash flows from financing activities	(4,050)	5,734
Effect of exchange rate changes on cash	2,606	(53)

Net increase (decrease) in cash and cash equivalents	$17,895	$(18,365)

Cash and cash equivalents, end of period	$55,228	$28,365

Net cash provided by operating activities was $9.0 million for the nine months ended September 30, 2004 compared net cash provided by operating activities of $41.6 million for the nine months ended September 30, 2003. The decrease in net cash provided by operating activities was mainly attributable to the $61.8 million increase in net loss offset to some extent by increases in deferred income and accrued expenses.

Accrued expenses and other liabilities include $28.9 million of restructuring charges. The majority of these costs will be paid out by the end of 2005 with the balance being paid in somewhat equal amounts through 2014. In addition, we have revised our estimate of restructuring charges downward and expect to record additional charges of up to $5.0 million during the balance of 2004. The majority of these costs will paid out by the end of 2005 with the balance being paid in somewhat equal amounts through 2014.

Net cash used in investing activities was $33.0 million for the nine months ended September 30, 2004 compared to $22.2 million for the nine months ended September 30, 2003. Net cash used in investing activities for the nine months ended September 30, 2004 and September 30, 2003 included capital expenditures of $23.3 million and $22.8 million, respectively, for property, software and equipment. Net cash used in investing activities for the nine months ended September 30, 2004 also included $15.0 million for the purchase of HAHT Commerce, net of $4.5 million of cash acquired. Capital expenditures for the first nine months of 2003 and 2004 include $15.7 million and $11.9 million, respectively, of costs capitalized for the development of software for internal use.

Net cash provided by financing activities was $5.7 million for the nine months ended September 30, 2004 compared to net cash used in financing activities of $4.1 million for the nine months ended September 30, 2003. Cash provided by financing activities for the nine months ended September 30, 2004 consisted primarily of a $5.9 million reimbursement by General Electric pursuant to the recapitalization agreement, as discussed in note 1 of our financial statements included herein. Cash usage for the nine months ended September 30, 2003 was driven by $12.1 million of professional and banking fees related to our debt refinancing, and cash of $174.6 million used to retire borrowings under our previous term loan, offset by $169.8 million from the refinancing and a $12.9 million reimbursement by General Electric pursuant to the recapitalization agreement.

Our principal sources of liquidity have been available cash and cash flows from operations. We expect our principal uses of cash to be working capital, capital expenditures and debt service. As of September 30, 2004, we had outstanding debt of approximately $406.2 million, which consisted of $235.0 million of outstanding senior subordinated reset notes, $101.2 million of outstanding senior secured floating rate notes and a $70.0 million senior term loan. The senior secured floating rate notes are net of a debt discount of $3.8 million.

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

At September 30, 2004, we had $70.0 million outstanding under the senior term loan facility. Borrowings outstanding under the facility at September 30, 2004 bear interest at 8.25%. In addition, as of the date of this report, we have approximately $8.9 million of letters of credit outstanding under our revolving credit facility. The amount that can be borrowed under the revolving credit facility is limited to a percentage of EDI revenues as defined in the agreement governing the credit facility, and is subject to our compliance with financial covenants and other customary conditions, including that no event of default under the facility has occurred and is continuing. Available borrowings under our revolving credit facility were $21.1 million at September 30, 2004.  In October 2004, we borrowed $14.1 million under the New Revolving Credit Facility for general corporate purposes. We have repaid $4.7 million of these borrowings under the New Revolving Credit Facility.

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

The excluded costs and expenses include fees related to the recapitalization, non-cash charges, restructuring charges, costs reimbursed by General Electric, and other adjustments. As defined under our credit facility, EBITDA for the three and twelve-months periods ended September 30, 2004 is equal to $23.3 million and $75.0 million, respectively. For the twelve-month period ended September 30, 2004, our consolidated leverage ratio was equal to 2.50 to 1.0, based on senior debt of $183.9 million and EBITDA of $75.0 million. EBITDA is not a presentation made in accordance with accounting principles generally accepted in the United States. Accordingly, EBITDA is not intended to be used as an alternative to net income or any other measure of performance in accordance with accounting principles generally accepted in the United States, and EBITDA is not necessarily an indication of whether we will be able to fund our cash requirements. The credit facility also requires that we limit our capital expenditures to $42.5 million during each fiscal year. For the year ended December 31, 2003, our capital expenditures totaled $29.4 million. We expect that we will be able to comply with this covenant in future periods.

The senior secured floating rate notes will mature on July 15, 2008 and bear interest at a floating rate based on six-month LIBOR plus 9%, but never less than 12%. The interest rate at September 30, 2004 was 12%. The senior secured floating rate notes are secured by second-priority security interests in substantially all of our assets and our domestic subsidiaries’ and 66% of the stock of our material foreign subsidiaries. In addition, the senior secured floating rate notes are guaranteed fully and unconditionally by our domestic subsidiaries. Interest is payable semi-annually in arrears on January 15 and July 15 of each year commencing on July 15, 2003.

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

Our senior subordinated reset notes mature on September 27, 2009 and bore interest at 12% per annum before September 27, 2003. After September 27, 2003, the senior subordinated reset notes will bear interest at a reset rate between 8% and 17%. The reset rate will be determined by negotiations between GECC and us that began in July 2003 and are continuing. The parties have not reached an agreement on the reset rate and have each engaged investment bankers to determine the reset rate. For the period from September 27, 2003 to September 30, 2004, the Company accrued interest at a rate of 15%, the rate which management believes to be the best estimate of where the negotiations will conclude. To the extent the reset rate exceeds 15%, we will have the option to pay cash interest of 15% and add the additional interest to the balance of the reset notes. Interest is payable semi-annually on April 15 and October 15 of each year commencing April 15, 2003. The senior subordinated reset notes are general unsecured obligations and are guaranteed by all of our domestic subsidiaries. The senior subordinated reset notes are redeemable at our option, in whole or in part, at any time on or after September 27, 2006 at a redemption price equal to par plus accrued and unpaid interest, plus a declining redemption premium. In addition, prior to September 27, 2005, we may, on any one or more occasions, redeem up to 35% of the aggregate principal amount of the senior subordinate reset notes with the net cash proceeds of one or more equity offerings at a redemption price of 100% of the principal amount plus a premium equal to the reset rate and accrued and unpaid interest, provided that the redemption occurs within 90 days of the date of the closing of such equity offering and at least 65% of the senior subordinated reset notes issued remain outstanding immediately after the occurrence of such redemption. Upon the occurrence of a change of control, as defined in the Indenture governing the senior subordinated reset notes, each holder of the senior subordinated reset notes will have the right to require us to repurchase such holder’s notes at an offer price in cash equal to 101% of the aggregate principle amount thereof plus accrued and unpaid interest and liquidated damages, if any, thereon to the date of purchase.

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

Although we do not have an extensive history of acquisitions, we intend to continue to pursue acquisition opportunities. We expect to finance any future acquisitions using cash, capital stock, notes and/or assumption of indebtedness. However, the restrictions imposed on us by the agreements governing our debt outstanding at the time may affect this strategy. In addition, to fully implement our growth strategy and meet the resulting capital requirements, we may be required to request increases in amounts available under our revolving credit facility, enter into new credit facilities, issue new debt securities or raise additional capital through equity financing. We may not be able to obtain an increase in the amounts available under our credit facility, if requested, on satisfactory terms and we may not be able to successfully complete any future bank financing or other debt or equity financing on satisfactory terms, if at all. As a result, our ability to make future acquisitions is uncertain. As discussed previously, we have recently completed the acquisitions of Celarix, Inc. and HAHT Commerce.

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

Contractual Obligations and Other Commitments

Our principal contractual obligations and commercial commitments include our existing senior term loan and revolving credit facility, the senior subordinated reset notes, the senior secured floating rate notes, operating leases and other commitments principally relating to multi-year software maintenance agreements. The following tables summarize these obligations at September 30, 2004 and their expected effect on our liquidity and cash flows in future periods.

		Payments due by Calendar Period
		2004	2007
		To	And	After
	Total	2006	2008	2008
Contractual Obligations:
Long-term debt	$410,000	$—	$175,000	$235,000
Operating leases	94,599	30,367	19,372	44,860
Other commitments	1,950	1,829	121	—

Total contractual cash obligations	$506,549	$32,196	$194,493	$279,860

Minority shareholders in one of our consolidated subsidiaries have rights, in certain circumstances, to require us to purchase some or all of their interests in this subsidiary at a specified price. Management estimates that this price generally equates to the fair market value of the holders’ interests and that the potential obligation as of September 30, 2004 was approximately $0.6 million in the aggregate.

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

Interest Rate Risk. We are exposed to interest rate risk as a result of our outstanding debt obligations. We plan to manage this risk through the use of a combination of fixed and variable rate debt. As of September 30, 2004, $171.2 million of our debt bears interest at variable rates. The interest rate on our $235.0 million senior subordinated reset notes was to be reset on September 27, 2003 for the balance of their six-year term. We are currently in discussions with GECC, the holder of the senior subordinated reset notes, concerning the interest rate on the senior subordinated reset notes. The maximum rate to which the interest rate may be reset is 17%, with amounts above 15% payable in kind at our option. Because the interest rate on the senior subordinated reset notes will reset to a market rate, we believe that the carrying value of the senior subordinated reset notes will approximate fair value. A one-point change in the interest rates on our variable-rate long-term debt would affect interest expense by approximately $4.1 million on an annual basis. We believe the interest rates on our variable-rate long-term debt reflect market rates and, therefore, we believe the carrying value of our variable-rate long-term debt approximates fair value.

Foreign Currency Risk. We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to minimize our exposure to these risks through our normal operating activities and, where appropriate, through foreign currency forward contracts. For the three months ended September 30, 2004, approximately 44% of our total revenues were derived from customers outside of the United States, with approximately 42% of our total revenues denominated in currencies other than the United States dollar. For the nine months ended September 30, 2004, approximately 42% of our total revenues were derived from customers outside of the United States, with approximately 42% denominated in currencies other than the United States dollar. We estimate that revenue and expenses for the three months ended September 30, 2004 were higher by $2.4 million and $1.5 million, respectively, as a result of changes in exchange rates as compared to the three months ended September 30, 2003. For the nine months ended September 30, 2004, revenue and expenses were higher by $10.7 million and $8.4 million, respectively, as compared to the nine months ended September 30, 2003 as a result of changes in exchange rates. At September 30, 2004, we had $34.5 million of working capital (current assets minus current liabilities) denominated in foreign currencies. At September 30, 2004, we had no outstanding foreign currency forward contracts. The following table shows the approximate split of these foreign currency exposures by principal currency:

	Foreign Currency Exposure
	at September 30, 2004
		UK	Canadian		Total
	Euro	Pound	Dollar	Other	Exposure
Revenues (nine months ended)	37%	37%	9%	17%	100%
Expenses (nine months ended)	46%	24%	4%	26%	100%
Working Capital	35%	36%	13%	16%	100%

A hypothetical 10% strengthening of the dollar during the first nine months of 2004 versus the foreign currencies in which we have exposure would have reduced revenue by approximately $10.3 million and reduced operating expenses by approximately $8.2 million, resulting in operating income of $2.1 million less than actually reported. Working capital at September 30, 2004 would have been approximately $3.5 million lower than actually reported if we had used this hypothetical stronger dollar. These numbers were estimated using the different hypothetical rate for the entire period and applying it evenly to all non United States dollar transactions and balances.

Inflation. We believe that inflation has not had a material impact on our results of operations for the three and nine months ended September 30, 2004. However, we cannot assure that future inflation would not have an adverse impact on our operating results and financial condition.

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

PART II. OTHER INFORMATION

Item 6. Exhibits

A. Exhibits

Exhibit Number	Description
10.39	Employment Agreement dated August 26, 2004, by and among Global eXchange Services, Inc., GXS Holdings Inc., and Louis Salamone, Jr.

10.40	Employee Services Agreement, dated as of November 1, 2004, by and between GXS Corporation and G International, Inc.

31.1	Form of Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Form of Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GXS CORPORATION

By:	/s/ Louis Salamone, Jr.

Name:	Louis Salamone, Jr.
Title:	Senior Vice President, Chief Financial Officer and Treasurer
November 12, 2004

By:	/s/ John Duvall

Name:	John Duvall
Title:	Controller and Chief Accounting Officer
November 12, 2004