Form 10-K
period 2004-12-31
GXS CORP
filed 2005-03-31
CIK 1235162

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 333-106143
GXS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	35-2181508
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Edison Park Drive Gaithersburg, MD	20878
(Address of principal executive offices)	(Zip Code)
Registrant’s Telephone Number, including area code:
(301) 340-4000
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐          No ☑
Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K     ☐
Indicate by a check mark whether the registrant is an accelerated filer (as determined in Exchange Act Rule 12b-2).     Yes ☐          No ☑
As of March 31, 2005, the Registrant had 100 outstanding shares of common stock, significantly all of which was held by affiliates of the Registrant.
DOCUMENTS INCORPORATED BY REFERENCE
None

The following annual report contains information about GXS Corporation. You should read this entire report, including the information set forth in the “Factors That Could Affect Future Results” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 34. In this report, “we,” “our” and “us” refers to GXS Corporation and its subsidiaries, unless the context otherwise requires.
While most of the information provided in this annual report is historical, some of the comments made are forward-looking statements. These statements are based on current expectations, estimates, forecasts and projections about the industry in which we operate, along with management’s beliefs and assumptions. They are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These statements are typically identified by words such as “believe,” “anticipate,” “expect,” “plan,” intend,” “estimate,” “may,” “will” and similar expressions. As you read and consider the information in this report, you should understand that these statements may differ materially from actual outcomes and results. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors that Could Affect Future Results — Special Note Regarding Forward-Looking Statements.”
Item 1.     Business
Overview
We are a leading provider of on-demand supply chain management solutions to over 30,000 customers worldwide, including over 50% of the Fortune 500 corporations. We provide mission-critical solutions that connect our customers, large and small, continuously to their supply chain partners around the world. Our solutions perform an extensive range of critical supply chain management functions, including the exchange of information relating to trade orders, invoicing and payment instructions, synchronization of product and price information, optimization of inventory levels and demand forecasting. Our customers use our solutions to automate complex supply chain relationships with their networks of business partners, and to reduce the cost and complexity of supply chain operations. We operate a highly reliable, secure global network services platform that connects trading partners 24 hours a day, 7 days a week in approximately 25 countries around the world. We have been pioneers in on-demand supply chain management solutions for 20 years, and have been a leading provider in the technology industry since the late 1960s.
We were incorporated as a Delaware corporation in 2002 to hold the GXS business in connection with the recapitalization pursuant to which Francisco Partners, L.P. became our majority stockholder.
Recent Acquisitions
G International. On November 1, 2004, our indirect parent, Francisco Partners, through a majority-owned acquisition vehicle, acquired G International Inc., a business established to own and operate International Business Machine Corporation’s Electronic Data Interchange and Business Exchange Services businesses. In January 2005 we entered into a letter agreement to acquire the sole stockholder of G International. The consideration to be paid by us for G International will be adjusted from $135.0 million based on the indebtedness and working capital of G International, as well as the expenses incurred by G International and its affiliates in connection with the transaction. The form of consideration will be mutually agreed upon by the parties.
The acquisition of G International is subject to satisfaction of several conditions, including:

•	completion of definitive documentation;

•	receipt of financing; and

•	receipt of third-party consents and approvals.
We believe that the acquisition of G International will:

•	broaden our customer base to include over 75% of the Fortune 500 companies;

•	position us to offer a broad range of our existing solutions to G International’s customers;

•	reduce our costs and the costs to customers of some of our solutions; and

•	strengthen our competitive position in some industries, including financial services and consumer products.
HAHT Commerce. On February 13, 2004, we completed the acquisition of HAHT Commerce, Inc. We acquired all of the capital stock of HAHT Commerce through a merger of an indirect wholly owned subsidiary with HAHT Commerce for consideration of approximately $30.0 million, consisting of $15.0 million in cash plus common and preferred shares of GXS Holdings valued at approximately $15.0 million. HAHT Commerce is a provider of on-demand supply chain management applications that automate, integrate and optimize order management, product information management, channel management, business intelligence and customer services between manufacturers, their channel partners and business customers.
Celarix. On June 3, 2003, we acquired substantially all of the assets of Celarix, Inc. related to its logistics integration and visibility solutions business for an aggregate value of approximately $2.0 million in preferred and common shares of GXS Holdings, Inc. and assumed liabilities. The solutions acquired from Celarix help organizations to connect to logistics trading partners and retrieve, use and share shipment status information throughout their supply chains.
We intend to continue to selectively pursue acquisitions of companies with complementary products and technologies to enhance our ability to provide comprehensive solutions to our customers and to expand our business.
Our Industry
We operate in the on-demand supply chain management services industry. On-demand supply chain management describes the systems used for communicating information related to the exchange of goods and services among trading partners. Electronic data interchange, or EDI, which originated in the 1980s and permits the electronic exchange of documents across disparate computing platforms, applications and communications protocols, is the cornerstone of this industry. As the industry continues to evolve, it is moving from EDI into new integration services technology.
We believe that the industry landscape is rapidly evolving in a way that provides many opportunities for us. Traditional Value-Added Network, or VAN, providers are leveraging their connected communities by injecting new technology to provide a higher level of process automation. Businesses are seeking intermediaries to help streamline business processes dependant on highly automated trading partner relationships, such as inventory management, invoicing and payment, order collaboration, and price and promotion management.
Integration service providers such as our company are developing technology to help customers reduce the complexity of process automation with trading partners. Reducing complexity drives significant customer savings. Today, integration service providers deliver a broad range of capabilities in addition to traditional EDI, including data exchange and communications, trading partner management, and integration and application services that help businesses automate and optimize the sharing of data and business processes with their business partners. Businesses enlist the assistance of an integration service provider to speed the enablement of global trading partners, offload difficult integration functions, reduce overall costs of business to business operations, and gain faster access to new community solutions. Supply chain system management is complex. We estimate that 20% of all orders are filled imperfectly and up to 60% of all invoices have errors. In addition, setting up these systems requires significant initial capital investment as well as annual maintenance and higher labor costs. By outsourcing these functions through an integration service provider, a customer can achieve scale with limited network and technological investment while reducing errors and improving overall data quality.
The evolution and globalization of supply networks places increasing demand on on-demand supply chain management services vendors. Technology vendors increasingly need to have a global presence and must offer high-availability, near real-time trading networks. To assure security and reliability, vendors need to have a credible track record, scale and experience to compete for customer accounts. Those with large installed trading partner bases and infrastructure will have a natural advantage in assisting customers to evolve their supply network technologies.
Within our industry, we believe that there are five main categories of services, including:

Data Exchange. Data Exchange services provide safe, reliable electronic document and transaction delivery between trading partners and their application systems. Integration service providers are intermediaries that mediate, transform and manage various protocols, such as Internet Protocol (IP) and document formats (such as EDI ANSI X12, EDIFACT or RosettaNet). Ongoing penetration of EDI into small and medium businesses is expected to be the main driver of growth in the volume of EDI transactions.

Trading Partner Management. Integration service providers help businesses identify, contact, register, and manage their business partners around the world. As businesses increasingly source and sell products and components globally, the need for managing relationships with businesses of all sizes in all locations will be increasingly necessary.

Integration Services. Integration services refer to functionality that facilitates interoperability between business partners, such as data transformation, monitoring, intelligent routing, and business process management. With the increasing complexity from new protocols, message formats and standards, the need for hosted integration services will continue to increase.

Data Synchronization. The sharing of product, service, location, price and promotion information is at the core of trading partner collaboration. Keeping data aligned internally and externally is a significant challenge for diverse supply chains. Data synchronization includes infrastructure and services that facilitate synchronization among trading partners’ application systems.

Application Services. Application services include document or industry-specific functionality that leverages data exchange, trading partner management and integration services to provide increased visibility, control and collaboration around specific business processes.
As an industry leader, we believe that we are well-positioned to address each of these areas. Beyond our basic transact services for traditional and Internet-based data exchange, our value-added monitoring, synchronize and collaborate solutions allow customers to effectively optimize and manage critical chain functions, including supply and demand planning, order management, customer service, shipment visibility, electronic invoicing, warranty verification, product management, order collaboration and inventory visibility, in a cost-effective and efficient manner.
Our Business Model
We employ a “hub and spoke” model for our on-demand supply chain management services. This model entails offering on-demand supply chain management solutions to large industry-leading companies, or hubs, and their community of trading partners, or spokes.
Hubs. Companies in this category tend to be global, multi-divisional, decentralized organizations with complex computing environments and sophisticated enterprise applications software. These large companies often recommend or require their trading partners to implement integration services as the primary method of communicating commercial information and business documents. Often these integration service initiatives coincide with a variety of extended enterprise and industry-specific initiatives to automate electronic trading of partner communications, including quick response, just-in-time manufacturing, vendor-managed inventory and efficient consumer response. Hub companies, as part of their integration service initiatives, will typically recommend a specific integration service provider and software to their trading partners. Hub companies also typically rely on the integration service provider to implement integration services with the hub’s trading partners, creating an opportunity for the integration service provider to establish customer relationships with the hub companies’ trading partners. An example of a hub company would be a large apparel retailer that utilizes some form of integration service to communicate with hundreds of apparel manufacturers.
Spokes. Companies in this category tend to be small to medium-size organizations that often seek to implement integration services in order to conduct business with one or more large trading partners. Many of these customers do not have a significant investment in technology, with some having as little as a personal computer with a dial-up connection. Spoke companies typically seek to implement integration services quickly with minimal effort and expense. An example of a spoke company would be a small consumer products manufacturer that is required to communicate through some type of integration service by a retailer selling the manufacturer’s products. After implementing integration services at the request of a hub, some spokes become hubs by utilizing integration services to communicate with their community of trading partners.
We believe that our ability to automate the exchange of essential business information between trading partners with dissimilar processes and applications adds value at each step of the supply chain. In a typical implementation, we will:

•	install the necessary software on the hub’s systems to enable data exchange, and connect the hub to our infrastructure;

•	roll-out data exchange to the hub’s spokes, including providing the necessary software for the spokes’ systems and connecting the spokes to our infrastructure; and

•	act as a trusted intermediary, providing services such as security, authentication and audit tracking, among others, to the installed trading community through our VAN.
Under our business model, a trading partner is a mailbox on our network infrastructure used to facilitate transactions with other mailboxes on our network infrastructure or with mailboxes on another interconnected network infrastructure. One trading partner does not necessarily equal one customer, as a single customer may have multiple mailboxes. Our 20 largest hubs have between 500 and 4,500 trading partners each. A trading community is a collection of trading partners communicating via their respective mailboxes around a hub.
Our Business Strategy
Our goal is to grow profitably by providing transaction management infrastructure products and services with high returns on investment for our customers while remaining at the forefront of our industry. To achieve this objective, we intend to:

•	expand our market presence;

•	increase our customer penetration;

•	convert our customers to multi-year contracts;

•	pursue strategic cost transformation opportunities; and

•	broaden our suite of innovative solutions.
Our Product Solutions
As business-to-business e-commerce becomes increasingly strategic, the complexity of integrating and collaborating with business partners is growing exponentially. Over the past decade, businesses invested heavily in internally focused business systems. Today, businesses are extending their enterprise investments by strategically sharing processes with partners to gain competitive advantage. Through the automation of an entire value chain, companies are streamlining cross-enterprise processes, such as price and promotions, global shipping, and electronic payments, resulting in greater agility, responsiveness and profitability.
The integration of supply chains across diverse businesses can be very complex. The variety of protocols and standards used to communicate continue to increase. Data structures and data transformation are becoming more sophisticated. Globalization is introducing new trading partners from regions around the world that suffer from a lack of experience and slow adoption of e-commerce processes.
To unlock the potential of business-to-business e-commerce and build a successful global extended enterprise, businesses need a partner with innovative adaptive solutions, broad skills and capabilities, and global reach. Our capabilities, solutions and reach allow businesses to effectively build and manage their extended enterprise and automate their entire supply chains. With over 35 years of experience, we are a proven leader of on-demand business-to-business e-commerce solutions that simplify and enhance business process integration and collaboration.
Fewer and fewer companies manage the entire manufacturing process from raw materials to finished product. Instead, the manufacturing process is distributed across the supply chain with different manufacturers owning the raw materials, component, assembly, and finished product aspects of the process. As a result, an increasing number of business processes are becoming cross-enterprise, including product design, development, manufacturing, and post-sales service and support. Even planning functions such as promotions, forecasting, and marketing are becoming increasingly collaborative. Our on-demand services streamline these cross-enterprise business processes by simplifying the ability to market, plan, order, manufacture, transport, settle and service across corporate boundaries. With on-demand services, businesses get maximum flexibility and economies of scale from a high-performance hosted solution.
We provide a comprehensive suite of offerings for customers seeking high-performance, cost-effective on-demand supply chain management solutions. We deliver our solutions globally on our next-generation integration services platform, the GXS Trading Gridsm. Through the Trading Gridsm, we provide an integrated suite of data communications and exchange, trading partner management, integration, data synchronization and application services. Our global solution portfolio for these services consist of our core product solutions, or Transact Solutions, and our value-added Monitor, Synchronize and Collaborate solutions.
Transact Solutions
Our core product solutions, or Transact Solutions, enable businesses to conduct electronic commerce with any supply chain partner in the world by enabling the electronic exchange of a high volume of business documents among our customers’ computer systems and those of their trading partners. Through our Transact Solutions, buyers and suppliers can exchange purchase orders, as well as the associated shipment notices, invoices, and payment instructions. Additionally, sales activity, sales forecasts, and inventory positions can be exchanged electronically. Revenues generated by our Transact Solutions are largely recurring in nature and contribute the majority of our revenues. Revenues from Transact Solutions were 61.0%, 64.0% and 63.6% of our total revenue for the years ended December 31, 2002, 2003 and 2004, respectively.
EDI is the predominant standard by which Transact Solutions are performed. EDI supplements or replaces traditional document transport media, including postal, fax, telephone and email systems. We provide Transact Solutions through our Trading Gridsm in approximately 25 countries around the world. These Transact Solutions allow a trading partner to use the communications protocol of its choice. We add value by providing protocol conversion, security, authentication, audit and other transaction processing services, allowing customers to implement complex and secure electronic trading systems with little infrastructure or technology investment. The Trading Gridsm processes both traditional EDI documents and documents developed using newer technologies such as Extensible Mark-up Language (XML). By using the Trading Gridsm’s messaging services, customers are able to reduce the costs associated with managing business and technology variables associated with the exchange of data among a large number of trading partners that use disparate applications and communications protocols. Today, we brand our core Transact Solutions within the Trading Gridsm as follows:

•	GXS Interchange Services. Our primary global transaction management platform within the Trading Gridsm. Our services provide a high level of security, authentication, audit tracking, data storage, and protocol independence.

•	GXS Intelligent WebForms. A global, Web-based portal. Intelligent WebForms enable suppliers to manually input information into a Web browser for translation into an EDI document or XML message on the Trading Gridsm. This product is designed for suppliers that have low transaction volumes and minimal internal computer systems, but that have access to the Internet.

•	GXS Network-Based Translation. A fully automated, file integration service. Network-Based Translation enables medium-sized suppliers to integrate applications inside the firewall with the Trading Gridsm for higher-volume integration needs.
Revenues derived from our Transact Solutions are primarily generated through recurring transaction processing fees. For most transactions, we charge a transaction processing fee to both the sending and the receiving party. During 2003, we initiated a concerted effort to move customers on month-to-month contracts for Transact Solutions toward multi-year contracts in exchange for pricing incentives. As a result of these efforts, approximately 60% of our top 2,000 customers are now committed to contracts with an average term of 31 months.
Our Transact Solutions also include integration software, which enables enterprises and small businesses to access the core messaging services. Our integration software enables customers to self-manage the exchange of information among disparate business systems and applications within and among enterprises by integrating internal applications, translating data to the required format (such as EDI or XML) and transporting that data through the Trading Gridsm or directly to the receiving trading partner. Our integration software products include:

•	GXS Enterprise System. A high-performance software solution that is installed by a customer to enable access to business data that resides in its systems. Enterprise System extracts the data, translates the data into a standard format and enables the secure transport of the data through the Trading Gridsm or directly to the receiving trading partner. The product keeps a list of trading partners, the documents to be used with each trading partner and an audit trail of all transaction activity. Application Integrator, which is described below, is typically licensed with Enterprise System.

•	GXS Application Integrator. A high-performance data transformation solution. Application Integrator enables our customers to keep track of the different documents each trading partner uses and the rules for converting internal data formats into and out of the standard data documents that can be transported over the Trading Gridsm.

•	Small-and-Medium Business Enablers. The Trading Gridsm messaging services also offer a variety of options for small businesses to connect to their trading partners. A suite of web forms provides pre-configured templates for common business processes. Midsize businesses can connect to the Trading Gridsm using preferred accounting software packages from vendors such as Intuit, Peachtree, Epicor, and Sage. Other options for small businesses include desktop translators and on-demand file-upload/ download capability and EDI-to-Fax capability.
Monitor Solutions
Once e-commerce transactions are automated, it is critical for businesses to monitor and measure transactions with supply chain partners. Our Monitor Solutions allow for end-to-end visibility of business documents by monitoring supply and demand signals for quick response. Once the day-to-day supply chain process is automated, companies run the risk of not identifying problems with orders or shipments. Our monitor solutions allow businesses to monitor information flows in e-commerce transactions for critical supply (shipment delay) and demand (sales spike) signals. Near real-time monitoring of these events enables supply chain participants to take proactive measures to avoid out-of-stock situations or excess inventory positions.

Our Monitor Solutions include:

•	Order Lifecycle Visibility. A web-based order, shipment, and payment tracking application. Order Lifecycle Visibility enables buyers to track responses from their suppliers to purchase orders. Suppliers either confirm the ability to meet the order or request modifications to the order. Order Lifecycle Visibility also enables the supplier to create advance shipping notices. These shipping notices are sent to the buyer informing them of the contents, carrier, and delivery date of a shipment. Finally, suppliers can send electronic invoices then track the payment status with the buyer.

•	Logistics Visibility. A web-based shipment tracking application. Logistics Visibility enables merchandising personnel to track the whereabouts of shipments in their supply chain. Logistics Visibility is particularly useful for US-based corporations sourcing goods from the Asia-Pacific region. Through Logistics Visibility a user can track shipments across multiple modes of transportation – air, marine, rail, and ground. The application can track shipments from origin to receipt including complex export, customs, warehousing and distribution processes.
In late 2005, we anticipate introducing a third Monitor Solution called Inventory Visibility. This product will facilitate web-based inventory tracking for the exchange of point-of-sale and inventory position data.
Synchronize Solutions
Our Synchronize Solutions help customers accomplish product item validation and synchronization via a comprehensive suite of hosted services and application software. Our Synchronize Solutions enable multiple supply chain partners to exchange information about their products. The inability to effectively manage the growing volume of product data is a challenge for many leading retailers. Product data can include descriptions, dimensions, packaging configuration, and country of origin. Inconsistent and inaccurate product data creates significant disruptions and inefficiencies throughout a retailer’s internal systems and supply chain operations, and can lead to errors with orders, out-of-stock conditions and invoice discrepancies. Accurate product data, however, can significantly reduce inefficiencies and enhance the customer experience. The key for retailers in achieving and maintaining accurate and consistent data is to establish one streamlined process to synchronize product catalog information with their suppliers. As a result, data synchronization solutions can accelerate the introduction of new products; minimize impacts of product discontinuations; and optimize sales of existing products.
Data synchronization is quickly gaining acceptance in the consumer products and retail sectors because it allows a company to store, manage and exchange a wide variety of product information. Product information can include marketing descriptions, dimensions, transportation requirements, price or recycling instructions. It can also include other documents such as photographic images of the products or marketing materials. Although our Synchronize Solutions are currently used mainly by the consumer products and retail sectors, these solutions are equally applicable to other industries, including the automotive industry, and we expect the use of data synchronization to become more widespread in the future.
Our current Synchronize Solutions include:

•	Data Pool Services. A service that allows supply chain partners to exchange their product catalog information electronically. Data Pool Services are used in the retail industry to notify supply chain partners of new products being introduced; changes to existing products such as prices or dimensions; or to discontinue end-of-life products. Data Pool Services work in conjunction with a set of e-commerce standards defined by the Retail Industry — the Global Data Synchronization Network. These standards have been adopted by the grocery, chain drug, do-it-yourself, office, and consumer electronics sectors. Older standards are used by the apparel and department store sector.

•	Product Information Manager, or PIM. A software solution that enables companies to organize and manage their product information. PIM contains a database that can be used to house all product data for a company. Additionally, PIM automates the process of collecting information for new product introductions. PIM can publish information to other systems within a retail environment such as the warehouse, point-of-sale, or Web site. We believe PIM is viewed as a critical pre-requisite for companies seeking to adopt Radio Frequency Identification, or RFID.

•	Data Pool Manager. A service that enables a fully functioning government’s or standards organization’s data pool to be deployed for a specific region, country or purpose. Our Data Pool Manager facilitates the exchange of product catalog information between retailers and their suppliers. Product information can include descriptions, dimensions, packaging configuration, and country of origin. We provide services utilizing our Data Pool Manager software to third parties, typically industry standards organizations, which use our services to provide their own private-label services. Our Data Pool Manager is currently in operation or being deployed for 17 GS1 standards organizations around the globe. Each of these GS1 standards organizations will market and sell their own branded Data Pool Services to retailers and suppliers in their geographic region.

In the near future, we expect our Synchronize Solutions to also permit price and promotion information to be stored, managed and exchanged.
Collaborate Solutions
Our Collaborate Solutions enable supply chain partners to work closely together to improve efficiencies or increase sales through joint forecasting, marketing and product development. Trading partner collaboration can include:

•	Demand Planning. Developing joint forecast models to optimize merchandising, inventory, logistics and manufacturing processes.

•	Product Development. Jointly analyzing customer behavior and designing new products to go to market before competition.

•	Marketing and Sales. Jointly planning promotional activities to drive product sales in selected market segments.
We primarily provide our Collaborate Solutions through strategic and technology partnerships. Our Collaborate Solutions partnerships currently include Tradebeam and iSupply, through which we offer a web-based solution for automotive original equipment manufacturers and their suppliers, and 7th Online, through which we offer a collaborative application used in the apparel and department store sector to perform seasonal assortment planning.
Advantage Services
Our Advantage Services provide a suite of community, professional, and managed services that help our customers maximize the benefits from on-demand supply chain management. These services complement our product solutions with people-based services to support the automation process, from consulting and design to implementation and integration to technical support. These services include business to business community management and outsourcing services. We maintain expertise and skills in the mapping, translation and technical support for communities of all sizes. Education, implementation, testing and ongoing technical support for our customers’ trading communities ensures that our customers’ trading partners can actively communicate and share information with each other. Advantage Services consist of three families of services: Professional Services, Community Link and Business Process Outsourcing.
Professional Services
We provide up-front consultation for our customers on how to design an effective business-to-business supply chain management program. We also advise on technical architecture design, modeling business processes and demonstrating a return on investment for new initiatives. Once the consulting and design process is complete, our professional services group helps to implement the solution on the customer’s premises. As necessary, we can customize the solution to integrate directly with our customer’s front and back office systems.

Community Link Services
After implementation at the hub, we then provide services to enable the trading partner community. These services include trading partner education, implementation and testing, as well as on-going technical support for the entire enabled trading community. Together with our distributors, we offer 24-hour, 7-day-a-week technical support in 20 different languages via the Web and telephone.
Business Process Outsourcing
Customers that prefer not to manage the day-to-day operations of their supply chain management programs can outsource those processes to us. Our Business Process Outsourcing services use our global data center footprint to offer outsourcing for customers of the management, execution and operation activities associated with on-demand electronic supply chain management. By outsourcing to us, customers minimize their up-front investment in software, hardware and other resources necessary to automate their information exchange processes. We provide a comprehensive outsourcing solution that includes data center operations, application hosting, mapping and translation, technical support, and our Community Link services.
Legacy Solutions
Our Legacy Solutions principally consist of applications and products developed for specific customers for use on our computing platforms and telecommunications network. For example, we offer a customized application for cash management systems used by banks that runs on our proprietary Mark III® platform. The application was originally written in the 1980s and continues to be used today. In addition to these customized applications and products, our managed network solutions enable customers to outsource the management and operations of network communications. Our managed network solutions include telecommunications management, monitoring and problem resolution, as well as the provision and installation of modems, routers and software that enable us to manage the customer’s infrastructure remotely. We do not consider our Legacy Solutions to be core to our business. Accordingly, we expect revenues from our Legacy Solutions, including our custom messaging and network solutions, or CMNS, to continue to decline as a percentage of our total revenues as we continue to de-emphasize and discontinue such services and emphasize our Transact, Monitor, Synchronize and Collaborate Solutions. We currently have approximately 4,300 customers for our CMNS, many of which also use our other products and services.
Customers
We serve a community with more than 100,000 trading relationships in a broad range of industries, including automotive, consumer products, high-technology, manufacturing and retail. Our customers currently include over 50% of the Fortune 500 companies and, upon completion of the proposed G International acquisition, we expect to count over 75% of the Fortune 500 companies as customers. This broad base ensures that we are not reliant on any individual customer or industry for a significant portion of our revenues. No one customer represented more than 10% of our revenues in 2002, 2003 or 2004. General Electric and its affiliates accounted for approximately 9.0% of our total revenues in both 2003 and 2004.
In 2004, we retained all of our significant hub customers and we had significant customer wins, including Dillard’s, Rite-Aid and Comcast. Additionally, we have been migrating our customers to multi-year contracts to maintain existing recurring revenue streams. We currently have approximately 60% of our top 2,000 customers committed to contracts with an average term of 31 months.
International Operations
We have a strong global presence across the Americas, Europe, Asia and Australia, including operations in approximately 25 countries. We generated 37.1%, 42.5% and 46.0%, respectively, of our revenues for each year in the three-year period ended December 31, 2004 from customers located outside of the United States, and 12.9%, 11.0% and 10.4%, respectively, of our assets as of December 31, 2002, 2003 and 2004 were located outside of the United States. We generated 11.8%, 14.2% and 15.9%, respectively, of our revenues for each year in the three-year period ended December 31, 2004 from customers in the United Kingdom. In the future, we may significantly expand our international operations through geographic expansion and acquisitions.
Marketing and Sales
We market our products and services through our global sales force. Our sales efforts are generally aimed at senior purchasing executives, chief information officers and other primary decision makers within a potential customer organization. Our global sales force is organized along three lines: industry, geography and major account coverage. Our direct sales teams concentrate on developing new hub customers within a particular industry, focusing on the retail, consumer products, high-tech and automotive sectors, and region, as well as increasing the utilization and penetration of existing trading communities. Our telephone sales professionals focus primarily on signing up new spoke customers around a particular hub customer. Our sales teams are supported by a team of technical sales and marketing support personnel who assist in the sales process as needed. We have approximately 210 marketing, sales and sales support personnel.
Our direct sales cycle for hub customers typically takes approximately six to nine months from initial contact to contract signing. Approvals by decision makers from various branches of a potential customer’s organization are often required before a purchase can be completed. The sales cycle for telephone sales varies from several days to approximately three months. We believe the ability of our telephone sales team to address a large number of trading partners of our hub customers in a short time period differentiates us in the trading community sales process.
Our marketing activities are designed to enhance our brand name and the market awareness of our products through advertising, press releases and other media. We have product managers dedicated to each of our product lines who, together with our marketing communications group, focus on the development of and increasing awareness of specific products and services that we offer.
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
We believe that our solutions are generally competitive with regard to each of these factors.
Competition for our services ranges from large corporations to integration suites offered by software vendors and smaller technology consulting firms. We compete with paper-based communications, direct leased-line communications, fax-based solutions, public exchanges and other EDI service providers, including Inovis, Sterling Commerce and other, smaller companies. We also compete with providers of products and services based on alternative technologies to EDI such as IBM and Cyclone Commerce.
Our software products also compete with the products offered by Sterling Commerce, Inovis, IBM, SeeBeyond and Vitria.
Data Processing Infrastructure
We operate three data centers, located in Ohio, Hong Kong and The Netherlands. These data centers service customers on a regional basis and house our data processing infrastructure. Our computing infrastructure primarily operates on one of three systems: IBM z Series OS, UNIX or Mark III®. Mark III® is a legacy operating system we developed that runs on mainframe computers manufactured by Bull, S.A. We are in the process of migrating our EDI operations that currently run on Mark III® to other platforms. We are also in the process of evaluating migration of our customers to other, more open systems, such as Linux. We believe that our data processing infrastructure is sufficient to cost-effectively meet demand for the foreseeable future and to increase capacity as needed.
Our telecommunications infrastructure is a high-speed digital network that connects us to our customers and facilitates the transport of multiple protocols via private lines and the Internet. In the United States, our primary provider is AT&T with Equant serving as a backup provider. In Europe, Equant is our primary provider with AT&T serving as a secondary provider. We also engage additional providers in these and other jurisdictions, mainly in Asia. Our network providers provide us with diversity and enable us to further enhance the reliability and quality of our services for our customers.
In operating our data processing facilities, we have developed both capacity-planning and disaster recovery policies and practices. Our capacity planning operation monitors usage and trends and projects the capital resources needed to satisfy future needs. It performs this role for both our data processing and network communications infrastructure. We are party to disaster recovery agreements that provide alternative off-site computer systems for our UNIX, NT and IBM-based processing operations in the event of a disaster. For our Mark III®-based processing operations, we have a separate disaster recovery site as well as contingency plans which provide for the shifting of our processing operations among different segments of our Ohio data center and our data center in The Netherlands, if necessary. We have also taken precautions to protect ourselves and our customers from events that could interrupt delivery of our transaction processing services. These precautions include, among others, backup power generation equipment, fire protection and physical security systems and an early warning detection and fire extinguishing system.
Product Development
Our product development cycle is driven by technological evolution of new standards for the electronic exchange of information and compatibility with third-party software. To remain competitive, we are required to incorporate advances in technology and standards into our products continually. In addition, we must ensure that our solutions are able to function with the latest versions of the third-party software that may be used by some of our customers. We schedule development for our products and services on a six to twelve-month cycle from inception to rollout. We have dedicated product development teams for each major product line. However, a common development process, focused on the quality of our products and services, is deployed across all development efforts. Our solutions focus on the reduction of defects, application reliability and on-time delivery. All new solutions are developed on the UNIX platform with development tools using Java and C++ programming languages. A separate, dedicated team of engineers focuses on the study and introduction of new transaction technologies such as XML, and new types of Internet communications protocols, such as SOAP and AS2.
In 2002, 2003 and 2004, we had expenditures of approximately $15.2 million, $9.1 million and $14.4 million, respectively, for research and development activities. In addition, we spent $26.9 million, $19.9 million and $14.7 million during 2002, 2003 and 2004, respectively, on the development of internal use software, which we capitalized. Although most of our products are developed internally, from time to time we have in the past, and may in the future, acquire software from or invest in companies or businesses that offer products or services that are complementary to our offerings.
On November 8, 2004, we announced a strategic partnership with webMethods, Inc. to jointly resell, develop and market end-to-end business integration solutions. The agreement will allow businesses to collaborate more effectively with their global vendors and partners. Central to the strategic relationship will be the use of webMethods Fabric, a leading suite of business integration software, in our Trading Gridsm.
Alliances and Joint Ventures
Our PartnerGrid Program is designed to extend the value of the solutions we deliver to our global customer base. We partner with the world’s leading technology specialists to help our customers accomplish their business goals more quickly and effectively. Our partners provide software and hardware technology or consulting and implementation services to complement our industry-leading solutions.
We generally enter into partnerships with four types of partners:

•	Strategic Partners. As a key player in the business to business technology market, we maintain strategic relationships with the most influential software, hardware, consulting and implementation companies in the world. Strategic partners are selected according to their ability to assist us in delivering industry-leading solutions that streamline cross-enterprise business processes. We collaborate with the leading technology, consulting and system integrators to develop strategic alliances that bring increased value to our global customer base. Strategic partnerships are formed with companies that bring unparalleled depth to solutions across multiple industries and multiple technologies.

•	Solution Partners. We form partnerships with leading industry solution providers that train their experts to sell and deliver powerful, repeatable solutions built around our solution set. The Solution Partner program offers referral and reseller partnerships for service and software solutions designed to increase partner profitability and customer satisfaction. Partners receive extensive tools and resources to enhance the delivery of high-value solutions to our global customer base. The goal of the program is to develop the highest-quality distribution channels to serve our global customer base. Our Alliance Managers work with Channel Partners to build sales and marketing programs. The top partners may have access to co-marketing funds to ensure that the alliance delivers renewable customer value.

•	Technology Partners. We partner with experienced software and hardware providers to provide best-of-breed solutions for our customers. These companies complement and enhance the value delivered to customers that use our solution sets. We work with leading technology vendors to complement and increase the value delivered by our solution sets. We join with some of the world’s leading hardware and software technology providers to develop business solutions that deliver sustainable customer value.

•	Standards Organizations. We recognize that leadership in deploying and managing business process networks (or e-commerce solutions) requires leadership in standards organizations. Many of these organizations also offer test and certification programs to demonstrate that clients experience the fastest “time to production” with predictable results.

In addition to our PartnerGrid Program, we have also partnered with various entities to form joint ventures outside of the United States to assist with the marketing and implementation of our products and services in a particular geographic region. For example, we have a joint venture with ABN AMRO Capital Investment Asia Limited to provide our products and local Transact Services in China. These partnerships are in addition to our foreign subsidiaries that provide marketing and implementation services in many countries.
Intellectual Property
To protect our intellectual property rights, we rely primarily on a combination of copyright, patent and trademark laws, trade secret protection and contractual provisions. We also routinely enter into nondisclosure and confidentiality agreements with our employees, contractors, consultants, vendors and customers to protect our proprietary rights. We have various rights to patents, trademarks, copyrights, trade secrets and other intellectual property directly related to and important to our business. We currently hold four United States Patents:

•	United States Patent No. 5,627,972 entitled “A system for selectively converting a plurality of source data structures without intermediary structure into a plurality of selected target structures.” The invention behind this patent relates to a data interchange system and, more particularly, to a computer application that is adapted to communicate and translate data between various computer systems involving dissimilar data formats or structures. This patented technology is used in our Application Integrator software product.

•	United States Patent No. 6,671,728, entitled “Abstract Initiator.” The invention behind this patent relates to a method for decoupling a transfer protocol from a central file transfer system.

•	United States Patent No. 6,678,682, entitled “Method, System and Software for Enterprise Access Management Controls.” The invention behind this patent provides for a centralized access management service that allows multiple applications to define and register a standard access control schema.

•	United States Patent No. 6,850,900 entitled “Full Service Secure Commercial Electronic Marketplace.” The invention behind this patent relates to an online electronic marketplace that facilitates transactions between suppliers and buyers, transforming supplier data into a generic format and allowing suppliers to update their data.
As part of our recent effort to expand our patent portfolio, we have filed 24 patent applications that improve upon our technology. In addition, as part of our acquisition of HAHT Commerce, in February 2004, we acquired three U.S. patent applications, which are not of material importance to our business and are being allowed to lapse. We hold registrations on trademarks and service marks on 23 separate marks that have been registered in a number of jurisdictions that we owned at the time of the recapitalization. All of these registered marks are related to legacy or discontinued products and services, and are not of material importance to our business. We acquired, as part of our acquisition of HAHT Commerce, 17 separate marks that have been registered in a number of jurisdictions, none of which are of material importance to our business. In addition, we have applied for registration of two additional marks that relate to products we currently market. We also acquired the rights to one additional Canadian and two U.S. registered trademarks as part of our acquisition of the Celarix assets in June 2003, none of which are of material importance to our business. Our policy is to apply for patents with respect to our technology and seek trademark registration of our marks from time to time when management determines that it is competitively advantageous and cost effective to do so. We have also been granted licenses for a number of third-party software products for our own use and for remarketing to our customers. Further, we believe that our unpatented research, development and engineering skills also make an important contribution to our business. We do not believe that any one single patent, patent application or license is material to the success of our business as a whole. However, in the aggregate these patents applications and licenses are material to our business.

In connection with the recapitalization, General Electric assigned, licensed or sublicensed, as the case may be, to us all intellectual property rights owned by General Electric that were used by us to operate our business. We also entered into a separate agreement under which General Electric granted us a license to use the GE monogram trademark on a non-exclusive, royalty-free basis. We have ceased using this trademark and the license has terminated.
Employees
As of March 1, 2005, we had approximately 1,360 full-time employees worldwide, including approximately 970 technical personnel engaged in maintaining or developing our products or performing related services, approximately 210 marketing, sales and sales support personnel and approximately 180 administrative, finance and management personnel. We also have approximately 90 call analysts and customer service support technicians worldwide. To attract and retain desired personnel, we offer competitive compensation and benefits packages and strive to maintain excellent employee relations. None of our U.S. employees are represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.
In connection with our proposed acquisition of G International, all of the employees of G International in the United States will become our employees as of April 1, 2005 and we will enter into an agreement with G International pursuant to which G International will compensate us for the services provided to it by these employees.
Item 2.     Properties
We lease approximately 342,000 square feet of office space for our corporate headquarters located in Gaithersburg, Maryland. This lease expires in April 2014. However, we have the option to renew this lease for an additional 10 years, through April 2024, followed by two five-year renewal options. General Electric has guaranteed all of our obligations under this lease. In connection with the 2002 recapitalization, our indirect parent, Global Acquisition Company, was required to either replace General Electric as the guarantor or to indemnify General Electric for any obligations it may have under its guarantee. In place of such a guarantee or indemnity, we provided a letter of credit for General Electric’s benefit, in the amount of $7.5 million, under our revolving credit facility. As of December 31, 2004, approximately 60% of our office space is vacant and we are actively seeking to sublease some or all of this space.
Our main data center is a 104,000 square-foot facility located in Cleveland, Ohio. We also operate a 54,000 square-foot data center in Amsterdam, The Netherlands, and a 12,000 square-foot data center in Hong Kong, China. Other than our Ohio data center, which we own, our data centers are leased. These leases expire at various times between 2007 and 2013.
In addition, as of December 31, 2004, we had six sales offices in the United States and 14 sales offices in 11 foreign countries. We also maintain a customer service center at our headquarters in Gaithersburg, Maryland to support our customers in the Americas, and customer service centers and/or customer service representatives in various locations in Europe and Asia to support customers on a regional basis. We currently have sufficient space to meet our needs.
Item 3.     Legal and Other Proceedings
We are and may from time to time in the future become subject to legal proceedings and claims which arise in the normal course of our business. These routine litigation matters are usually settled or defended, depending on the circumstances of each claim. While any legal proceeding has elements of uncertainty, we do not believe, based on historical experience, that the amount of any liability incurred in connection with these types of claims would have a material effect on our financial condition or on the results of our operations.
Item 4.     Submission of Matters to a Vote of Security Holders
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase Of Equity Securities
Not applicable.
Item 6.     Selected Financial Data
The following table presents our selected historical consolidated financial information. The historical consolidated financial information as of December 31, 2003 and 2004 and for each of the fiscal years ended December 31, 2002, 2003 and 2004 has been derived from, and should be read together with, our audited consolidated financial statements and the accompanying notes included elsewhere in this annual report. The selected financial data as of December 31, 2000, 2001 and 2002 and for the years ended December 31, 2000, 2001 and 2002 have been derived from our audited consolidated financial statements, not included in this annual report.
The financial data set forth below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year ended December 31,

	2000	2001	2002	2003	2004

	(in thousands of dollars)
Operating Data:
Revenues	$565,655	$464,179	$409,454	$363,469	$328,597
Costs and operating expenses:
Cost of revenues	341,492	291,295	244,207	207,056	198,187
Sales and marketing	122,314	113,578	67,316	65,161	63,274
General and administrative	60,537	52,524	48,291	47,272	47,403
Restructuring and related charges	—	9,421	18,406	26,671	26,438
Asset impairment charges	—	4,287	5,425	6,500	6,509
Corporate charge from General Electric	11,249	12,940	7,331	—	—

Operating income (loss)	30,063	(19,866)	18,478	10,809	(13,214)
Other income (expense):
Proportionate share of losses in investee companies and investment write-downs	(18,759)	(23,417)	(4,668)	(679)	(1,192)
Gain (loss) on disposal of assets	50,745	8,576	—	700	(2,901)
Gains on sales of investments	36,612	144,638	—	—	—
Fees related to the recapitalization	—	—	(30,085)	—	—
Write-off of deferred financing costs	—	—	—	(5,548)	—
Interest income	10,726	6,570	1,285	750	572
Interest expense	(12,007)	(5,334)	(14,526)	(50,967)	(59,079)
Other income (expense), net	13,232	6,705	(83)	1,248	1,330
Management fees from G International	—	—	—	—	300

Income (loss) before income taxes	110,612	117,872	(29,599)	(43,687)	(74,184)
Provision for income taxes	42,793	49,278	9,858	259,590	10,696

Net income (loss)	$67,819	$68,594	$(39,457)	$(303,277)	$(84,880)

	Year ended December 31,

	2000	2001	2002	2003	2004

Other Financial Data
Depreciation and amortization	$33,451	$41,943	$47,768	$47,346	$51,705
Capital expenditures	83,037	73,159	37,815	29,395	27,899
Balance Sheet Data (at end of period):
Total assets	$531,952	$327,309	$572,677	$291,436	$255,685
Total debt	6,474	43,922	409,562	405,520	406,489
Stockholder’s equity (deficit)	316,103	127,494	57,996	(224,735)	(288,460)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the accompanying notes, which are included as an integral part of this report.
The following discussion and analysis may contain forward-looking statements, which reflect the expectations, beliefs, plans and objectives of management about future financial performance and/or assumptions underlying our judgments concerning matters discussed below. These statements, accordingly, involve estimates, assumptions, judgments and uncertainties. In particular, this pertains to management’s comments on financial resources, capital spending and the outlook for our business. Actual results or outcomes may differ materially from those in such forward-looking statements. See “— Factors That Could Affect Future Results — Special Note Regarding Forward-Looking Statements.”
Overview
We are a leading provider of on-demand supply chain management solutions to over 30,000 customers worldwide, including over 50% of the Fortune 500 corporations. We provide mission-critical solutions that connect our customers, large and small, continuously to their supply chain partners around the world. Our solutions perform an extensive range of critical supply chain management functions, including the exchange of information relating to trade orders, invoicing and payment instructions, synchronization of product and price information, optimization of inventory levels and demand forecasting. Our customers use our solutions to establish complex supply chain relationships with their networks of business partners, and to reduce the cost and complexity of supply chain operations. We operate a highly reliable, secure global network services platform that connects trading partners 24 hours a day, 7 days a week in approximately 25 countries around the world. We have been pioneers in on-demand supply chain management solutions for 20 years, and have been a leading provider in the technology industry since the late 1960s.
In general, we derive our revenue from:

•	recurring transaction processing and software maintenance fees;

•	software licensing; and

•	providing professional services in connection with our products.
In 2002, 2003 and 2004, we derived approximately 62.3%, 67.0% and 70.6% of our revenues from recurring transaction processing and related fees, as well as software maintenance fees, generated by our core Transact Solutions, as well as our value-added Monitor, Synchronize and Collaborate Solutions. For most transactions, we charge a transaction-processing fee to both the sending and the receiving party. Because the transactions we process, such as the exchange of invoices and purchase orders, are routine and essential to the day-to-day operations of our customers, the revenues generated from these fees tend to be highly recurring in nature. We have increasingly focused since late 2003 on negotiating multi-year contracts with customers. Approximately 60% of our largest 2,000 customers are now committed to contracts for transaction processing solutions with an average term of 31 months. Those larger customers who are not committed to multi-year contracts and most of our smaller customers generally are under contracts for transaction processing solutions that automatically renew every month. Transaction processing revenues are recognized on a per transaction basis in the period the related transaction is processed. Revenues on contracts with monthly, quarterly or annual minimum transaction levels are recognized based on the greater of actual transactions processed or the specified contract minimums. Revenues from software maintenance fees are recognized as described in the next paragraph.
We also license our software either for perpetual use or for a fixed term. Licensing revenues are generated by both our Transact Solutions, as well as our value-added Monitor, Synchronize and Collaborate Solutions. Licensing revenues are generally recognized when the license agreement is signed, the license fee is fixed and determinable, delivery has occurred and collection is probable. In connection with the licensing of our software products, we provide software maintenance services that also generate recurring revenues. We typically charge between 15% and 20% of the initial license fee on an annual basis for these maintenance services. We recognize software maintenance revenues over the life of the related maintenance contracts, which is typically one year. We currently have more than 5,700 software maintenance contracts. In 2002, 2003 and 2004, we derived approximately $12.9 million, $12.6 million and $15.7 million in revenues from fees relating to these contracts.
We provide professional services in connection with our entire range of products and services. These services are typically provided under time and material contracts and revenue is recognized as the related services are provided. Additionally, a portion of our professional services are performed in implementing our product solutions associated with multi-year contracts and revenues derived from those services are recognized over the life of the contract.
We also derive a portion of our revenues from transaction processing and software maintenance fees, software licensing and providing professional services relating to our Legacy Solutions (22.4% of our total revenues in 2004). However, we do not consider our Legacy Solutions to be core to our business. Accordingly, we expect revenues from our Legacy Solutions, which include our Custom Messaging and Network Solutions, or CMNS, and other product offerings that we are in the process of phasing out, to continue to decline as a percentage of our total revenues as we continue to de-emphasize and discontinue such services and emphasize our core Transact Solutions and our value-added Monitor, Synchronize and Collaborate Solutions.
In Item 1 — Business, we categorize and discuss our products and services, and lines of business, in a different way than we have previously. The new presentation better reflects how management views and operates our business and better explains the products and services that we offer. The following table reconciles revenues reported by business line for the years ended December 31, 2002, 2003 and 2004 to the new revenue source-based categories:

	Year ended December 31, 2002

	EDI	Other B2B
	Services	Solutions	CMNS	Total

	(in thousands of dollars)
Transaction Processing and Maintenance	$244,245	$11,153	$—	$255,398
Software Licensing	412	11,319	—	11,731
Professional Services	11,451	7,299	—	18,750
Legacy	—	58,766	64,809	123,575

Total	$256,108	$88,537	$64,809	$409,454

	Year ended December 31, 2003

	EDI	Other B2B
	Services	Solutions	CMNS	Total

	(in thousands of dollars)
Transaction Processing and Maintenance	$232,309	$11,258	$—	$243,567
Software Licensing	407	8,940	—	9,347
Professional Services	5,950	8,379	—	14,329
Legacy	—	33,626	62,600	96,226

Total	$238,666	$62,203	$62,600	$363,469

	Year Ended December 31, 2004

	EDI	Other B2B
	Services	Solutions	CMNS	Total

	(in thousands of dollars)
Transaction Processing and Maintenance	$216,737	$15,080	$—	$231,817
Software Licensing	371	8,613	—	8,984
Professional Services	7,267	6,857	—	14,124
Legacy	—	21,363	52,309	73,672

Total revenues	$224,375	$51,913	$52,309	$328,597

Recent Trends and Cost-Reduction Initiatives
A number of trends over the past several years have caused us to re-evaluate our strategic focus, our mix of products and services and our corporate cost structure. For most of the 1990’s, we focused on providing customized information technology solutions to our customers, while also providing standard EDI services and a variety of other transaction-based business to business solutions. In 2000, 50.8% of our revenues were generated by our Legacy Solutions, as currently defined, while 49.2% were generated by our Transact and Value-added Solutions. In 2004, 22.4% of our revenues were generated by our Legacy Solutions, as currently defined, while 77.6% were generated by our Transact and Value-added Solutions.
Along with general economic conditions, the proliferation of the Internet and other technological advances in computing and telecommunications continues to transform the transaction management industry. Our business has been impacted in several ways, including a decline in revenue in each of our four product categories. Our Legacy Solutions declined rapidly as customers moved to less customized, open systems based solutions. This decline was exacerbated by the loss of a key customer and migration by some of our customers to more standardized year 2000 compliant systems during this time period. From 2000 to 2004, revenues from our custom messaging and network solutions, the largest part of our Legacy Solutions declined from $183.7 million to $52.3 million. These trends not only affected revenues in dollar terms, but also our mix of revenues.
In addition, competitive pricing dynamics across the industry adversely impacted our core EDI services revenues. These revenues were also negatively impacted by our strategy, beginning in late 2003, to offer many of our largest 2,000 customers lower pricing in exchange for their commitment to multi-year contracts for our core Transact Solutions. From 2000 to 2002, revenues generated by our Transaction Processing and Maintenance grew from $224.8 million to $255.4 million as more companies implemented our systems to enhance their productivity. By 2004, revenue from Transaction Processing and Maintenance had declined to $231.8 million. Revenue generated by our Software Licensing, which are largely driven by discretionary corporate information technology spending, peaked in 2000, at $21.5 million, or 3.8% of our total revenues and declined to $9.0 million, approximately 2.7% of our total revenues, in 2004.

Beginning in 2001, to respond to these market conditions, and beginning in late 2003, to compensate for the pricing concessions we were making on our core EDI services, we implemented a number of cost-savings measures, including:

•	reducing our cost structure through the removal of excess capacity in our sales force, our professional services organization and our computing and network infrastructure;

•	investing in new technologies to lower our per unit costs;

•	consolidating facility space;

•	de-emphasizing Legacy Solutions and reducing the number of customers to whom such services are provided;

•	canceling and consolidating various marketing and development programs related to products and services that were not generating sufficient revenues to support the continued investment; and

•	reducing back-office personnel and moving work to lower cost countries.
Beginning in 2004, we also began to package the pricing incentives offered on our core EDI services not only with multi-year contracts but also with contracts for our value-added Monitor, Synchronize and Collaborate Solutions.
During 2004, we also entered into new agreements to provide Synchronize Solutions, including Data Pool services, to the member organizations in several countries in Europe and Asia that participate in an organization called the Global Data Synchronization Network, or GDSN. Data Pools provide a mechanism for trading partners, primarily in the retail supply chain, to share and synchronize product data for greater efficiencies and increased profitability across global supply chains. However, revenues derived from our relationship with these Data Pools is not expected to significantly impact our revenues or results of operations until 2006 and later years, as each country data pool increases its member participation.
During the fourth quarter of 2003, we entered into a restructuring plan to terminate approximately 80 employees and ceased to use approximately 30% of our Gaithersburg facility and we are actively seeking to sublease this space. During the second quarter of 2004, we announced our Business Transformation plan, a restructuring program which includes not only cost-cutting measures such as consolidating development and operations functions, streamlining business processes, and vacating additional facilities, but also measures such as making technology investments to lower our worldwide service delivery costs and the development of our new value-added solutions. We reduced our global employee workforce by approximately 200 positions, by the end of calendar year 2004 from the level existing as of June 8, 2004. As a result, we incurred approximately $26.4 million in restructuring costs, the majority of which we expect to disburse by the end of 2005 with the balance being disbursed in somewhat equal amounts through 2014. The amount recorded is net of amounts we expect to receive from subleasing vacated space at our headquarters and other facilities locations. As of December 31, 2004, these measures resulted in reduced costs of approximately $48.0 million annually, as well as the introduction of several new products. We continue to focus on maintaining a cost structure that is appropriate for our existing revenue base and revenue expectations.
General Electric, together with its affiliates, historically has been among our largest five customers and is currently our largest customer. For the year ended December 31, 2004, General Electric and its affiliates generated approximately 9.0% of our total revenues. For the two years following our 2002 recapitalization, General Electric was required to maintain its and its affiliates’ respective business arrangements with us on terms and conditions substantially similar to those in effect at the time of the recapitalization and to purchase products and services from us at a specified level. General Electric’s obligation to purchase such product and services ended in September 2004. We expect revenue from General Electric and its affiliates to decrease by more than 50% in 2005 compared to 2004 levels. While we expect General Electric to continue to be a very important and significant customer, General Electric and its affiliates may not continue their customer relationships with us at the expected levels or at all.

Impact of Acquisitions
G International. On November 1, 2004, our indirect parent, Francisco Partners, through a majority-owned acquisition vehicle, acquired G International Inc., a business established to own and operate International Business Machine Corporation’s Electronic Data Interchange and Business Exchange Services businesses. By virtue of the ownership of Francisco Partners, we are under common control with G International. In January 2005, we entered into a letter agreement to acquire the sole stockholder of G International. The consideration to be paid by us for G International will be adjusted from $135.0 million based on the indebtedness and working capital of G International, as well as the expenses incurred by G International and its affiliates in connection with the transaction. The form of consideration will be mutually agreed upon by the parties.
The acquisition of G International is subject to satisfaction of several conditions, including:

•	completion of definitive documentation;

•	receipt of financing; and

•	receipt of third-party consents and approvals.
We believe that the acquisition of G International will:

•	broaden our customer base to include over 75% of the Fortune 500 companies;

•	position us to offer a broad range of our existing solutions to G International’s customers;

•	reduce our costs and the cost to customers of some of our solutions; and

•	strengthen our competitive position in some industries, including financial services and consumer products.
In connection with our proposed acquisition of G International, all of the employees of G International in the United States will become our employees as of April 1, 2005 and we will enter into an agreement with G International pursuant to which G International will compensate us for the services provided to it by these employees.
Other Acquisitions. On June 3, 2003, we acquired substantially all of the assets of Celarix related to its logistics integration and visibility solutions business for an aggregate value of approximately $2.0 million in preferred and common stock and assumed liabilities. On February 13, 2004, we acquired all of the capital stock of HAHT Commerce through a merger of a wholly owned subsidiary with HAHT Commerce for consideration of approximately $30.0 million, consisting of $15.0 million in cash plus common and preferred shares of GXS Holdings, Inc. valued at approximately $15.0 million. HAHT Commerce is a provider of demand chain management applications that automate, integrate and optimize order management, product information management, channel management, business intelligence and customer services between manufacturers, their channel partners and business customers. Our results of operations for 2003 and 2004 were accordingly impacted by these acquisitions. We intend to continue to selectively pursue acquisitions of companies with complementary products and technologies to enhance our ability to provide comprehensive solutions to our customers and to expand our business. Any such acquisition can affect our results of operations for the period in which the acquisition is completed and future periods and, depending on the size of the acquisition, can affect the comparability of period to period results.
Critical Accounting Policies
Management’s discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States. Some accounting policies require us to make estimates and assumptions about future events that affect the amounts reported in our consolidated financial statements and the accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any differences may be material to our consolidated financial statements. A description of all of our significant accounting policies used is described in Note 2 to our audited consolidated financial statements, included herein. Some of these policies involve a higher degree of judgment and complexity in their application and represent the critical accounting policies used in the preparation of our financial statements. These critical accounting policies, in management’s judgment, are those described below. If different assumptions or conditions were to prevail or if our estimates and assumptions prove to be incorrect, actual results could be materially different from those reported.
Revenue Recognition. Most of our revenue is recognized in the month service is performed, but in many cases, our recognition of revenue from the licensing of our software products requires judgment. When our software requires significant customization and modification, we estimate the total cost of the contract and recognize revenue based on actual costs incurred in relation to the total estimated cost. If we made different judgments or utilized different estimates of the total amount of work we expect to be required to customize or modify the software, the timing of our revenue recognition and our margins from period to period may have differed materially from that reported. In situations where we host software, we estimate the feasibility of the customer either running the software on its own systems or contracting with another party to host the software. If neither is feasible, license revenue is recognized over the term of the hosting contract. If either is feasible, license revenue is recognized when the software is delivered, and hosting revenue is recognized over the life of the hosting contract. If our assessment of this feasibility, including any penalties under the customer contracts, were different, the timing of our revenue recognition could differ materially.
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
Valuation of Accounts Receivable. We must make estimates of potential sales returns, allowances and bad debts in valuing our accounts receivable. We analyze historical returns, current economic trends and changes in customer demand and acceptance of our products and services when evaluating the adequacy of the provision for sales returns and allowances. We analyze historical bad debts, customer concentrations, customer credit-worthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. However, if the financial condition of our customers were to deteriorate, their ability to make required payments may become impaired, and increases in these allowances may be required. As of December 31, 2003 and 2004, we had allowances for doubtful accounts and sales allowances of $11.3 million and $10.7 million, respectively.
Capitalization of Software. We capitalize software development costs in accordance with AICPA Statement Of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. We begin to capitalize costs for software to be used internally when we enter the application development stage. This occurs when we have completed the preliminary project stage, our management authorizes and commits to funding the project and we believe it is feasible that the project will be completed and the software will perform the intended function. We stop capitalizing costs related to a software project when we believe we have entered the post implementation and operation stage. We capitalized approximately $26.9 million in software development costs during 2002, $19.9 million during 2003 and $14.7 million during 2004. If we were to make different determinations with respect to the state of development that a software project had achieved, then the amount we capitalize and the amount we charge to expense for that project could differ materially.
The costs we capitalize during the application development stage consists of payroll and related costs for our employees who are directly associated with and who devote time directly to a project to develop software for internal use. We also capitalize the direct costs of materials and services, which generally includes outside contractors. We do not capitalize any general and administrative or overhead costs or costs incurred during the application development stage related to training or data conversion costs. We capitalize costs related to upgrades and enhancements to internal-use software if those upgrades and enhancements result in additional functionality. If upgrades and enhancements do not result in additional functionality we expense those costs as incurred. If we were to make different determinations with respect to whether upgrades or enhancements to software projects would result in additional functionality, then the amount we capitalize and the amount we charge to expense for that project could differ materially.
We begin to amortize capitalized costs with respect to development projects for software for internal use when the software is ready for use. We generally amortize the capitalized software development costs using the straight-line method over a five-year period. In determining and reassessing the estimated useful life over which the cost incurred for the software should be amortized, we consider the effects of obsolescence, technology, competition and other economic factors. Amortization expense related to software for internal use was $18.4 million during 2002, $23.7 million during 2003 and $26.1 million during 2004. If we were to make different determinations with respect to the estimated useful lives of the software, then the amount of amortization we charge in a particular period could differ materially.
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
Valuation of Long-lived Assets. Long-lived assets, which consist primarily of property and equipment, including capitalized costs for software developed for internal use, and acquired intangible assets totaled $133.9 million as of December 31, 2003 and $113.1 million as of December 31, 2004. We periodically evaluate the estimated useful life of property and equipment and, when appropriate, adjust the useful life thereby increasing or decreasing the depreciation expense recorded in the current and in future reporting periods. We also assess the impairment of long-lived assets on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to historical or projected future operating results;

•	significant changes in technology or in the manner of our use of the assets or the strategy for our overall business; and

•	significant negative industry or economic trends.
When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our business. This process is inherently subjective, as it requires management to make estimates and assumptions about future cash flows. We recorded impairment charges of $6.5 million during each of the years ended December 31, 2003 and 2004, related to certain internally developed software for which management has estimated that future cash flows will be less than the carrying value of the software.
Restructuring. We calculated the facility charge included in the restructuring costs by discounting the net future cash obligation of the existing lease less anticipated rental receipts to be received from existing and potential subleases. This requires significant judgments about the length of time the space will remain vacant, anticipated cost escalators and operating costs associated with the leases, the market rate at which the space will be subleases, and broker fees or other costs necessary to market the space. These judgments were based upon independent market analysis and assessment from experienced real estate brokers. If we were to make different determinations with respect to these factors the amounts of our restructuring charges could differ materially.
Deferred Tax Assets. As of December 31, 2003 and 2004, we had net deferred tax assets of approximately $4.8 million and $1.1 million, respectively. Such amounts are net of valuation allowances of $272.0 million and $313.4 million, respectively. We consider the scheduled reversal of deferred tax liabilities, projected future income and tax planning strategies in assessing the realizability of deferred tax assets. Management believes we will achieve profitable operations in future years that will enable us to recover the benefit of our deferred tax asset. However, in accordance with applicable accounting literature, we presently do not have sufficient objective evidence that it is more likely than not that we will realize the benefits from the deferred tax assets and, accordingly, have established a full valuation allowance for our U.S. and selected foreign net deferred tax assets as required by generally accepted accounting principles.
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
The accrual of a contingency involves considerable judgment on the part of management. Legal proceedings have elements of uncertainty, and in order to determine the amount of reserves required, if any, we assess the likelihood of any adverse judgments or outcomes to pending and threatened legal matters, as well as potential ranges of probable losses. We use internal expertise and outside experts, as necessary, to help estimate the probability that a loss has been incurred and the amount or range of the loss. A determination of the amount of reserves required for these contingencies is made after analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy. In the event that we incur a loss in the future with respect to a contingency for which General Electric has indemnified us, as part of the recapitalization, the resulting loss will be recorded in our net income for that period along with a corresponding capital contribution from General Electric.
Results of Operations
A summary of our revenue for 2002, 2003 and 2004 by category follows:

	Year Ended December 31,

	2002		2003		2004

	$	%	$	%	$	%

	(in thousands of dollars)
Revenues:
Transaction Processing and Maintenance	255,398	62.3%	243,567	67.0%	231,817	70.6%
Software Licensing	11,731	2.9%	9,347	2.6%	8,984	2.7%
Professional Services	18,750	4.6%	14,329	3.9%	14,124	4.3%
Legacy	123,575	30.2%	96,226	26.5%	73,672	22.4%

Total revenues	409,454	100.0%	363,469	100.0%	328,597	100.0%

A summary of our costs and operating expenses for 2002, 2003 and 2004 follows:

	Year Ended December 31

	2002	2003	2004

		(in thousands of dollars)
Costs and operating expenses:
Cost of revenues	$244,207	$207,056	$198,187
Sales and marketing	67,316	65,161	63,274
General and administrative	48,291	47,272	47,403
Restructuring and related charges	18,406	26,671	26,438
Asset impairment charges	5,425	6,500	6,509
Corporate charges from General Electric Company	7,331	—	—

Total costs and operating expenses	$390,976	$352,660	$341,811

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
Revenues. Revenues decreased by $34.9 million, or 9.6%, to $328.6 million for the year ended December 31, 2004 from $363.5 million for the year ended December 31, 2003, principally as a result of market conditions, pricing concessions on our EDI services and the continued de-emphasis of our legacy solutions that we are phasing out. The negative impact on revenues of these factors was partially offset by the addition of approximately $8.9 million of revenues from the acquisition of HAHT Commerce and the relative strength of foreign currencies, which increased by approximately $13.6 million, for 2004 compared to 2003.
Transaction Processing and Maintenance revenue, our main grouping comprised of recurring revenues, decreased by $11.8 million, or 4.8%, to $231.8 million for the year ended December 31, 2004 from $243.6 million for the year ended December 31, 2003. We have continued to pursue our strategy of offering customers more attractively priced packages of services in exchange for multi-year commitments. While we expect this to result in increased customer loyalty and revenue stability over the longer term, we are experiencing reduced realized price levels and revenues, predominantly in the United States, as we implement this strategy as well as experience aggressive reactive competition in the marketplace. We have also experienced a contraction in our overall customer base as smaller customers cancel their service. The declines have been partially offset by growth in our European operations and by the strength of the Euro and British pound relative to the U.S. dollar.
Software Licensing revenue declined by $0.3 million, or 3.2%, to $9.0 million for the year ended December 31, 2004 from $9.3 million for the year ended December 31, 2003. We continue to experience longer customer decision cycles to commit to major new systems implementations. However, revenues during the last six months of 2004 revenues were $2.5 million higher as compared to the first six months of 2004 principally attributable to increases in data synchronization software sales primarily as a result of the HAHT Commerce acquisition.
Professional Services revenue declined by $0.2 million, or 1.4%, to $14.1 million for the year ended December 31, 2004 from $14.3 million for the year ended December 31, 2003. The decline in professional services revenues is consistent with the reduction in new software licensing sales on which professional services are highly dependent.
Legacy Solutions revenue declined by $22.5 million, or 23.4%, to $73.7 million for the year ended December 31, 2004 from $96.2 million for the year ended December 31, 2003, as customers continue to migrate away from hosted legacy applications and computer systems to either in-house implementations or alternate solutions. These declines, which are in line with our expectations, will continue and perhaps begin to accelerate as we reallocate resources towards a consolidated computing infrastructure and focus resources on newer service offerings. In addition, our online marketplaces implemented during the past several years are yielding lower monthly revenues as they mature in terms of usage and number of participants. Year-over-year declines in these offerings were mitigated somewhat by favorable impact of foreign currency exchange of $3.2 million.
Cost of revenues. Cost of revenues decreased by $8.9 million, or 4.3%, to $198.2 million for the year ended December 31, 2004 from $207.1 million for the year ended December 31, 2003. The year-over-year decrease in cost of revenues is primarily driven by declines in compensation and related employee expenses as we continue to move forward with our transformation plan (including utilizing employees in lower cost locations), and by lower royalty payments to software licensors as a result of lower software sales. Also contributing to the decrease is a decline in professional services expense as we have started to utilize contractors in lower cost locations.
Sales and marketing. Sales and marketing expense decreased by $1.9 million, or 2.9%, to $63.3 million for the year ended December 31, 2004 from $65.2 million for the year ended December 31, 2003. The year-over-year decrease is primarily due to lower compensation and related employee expenses as a result of restructuring actions that took place during 2003 and 2004, the most significant of which are described above under “— Recent Trends and Cost-Reduction Initiatives,” and lower commission expense in line with decreased revenues. These decreases are somewhat offset by increases in advertising and sales promotion activities as we strive to enhance our brand awareness in the marketplace, as well as expenses associated with operating the acquired HAHT Commerce business.
General and administrative. General and administrative expenses increased by $0.1 million, or 0.2%, to $47.4 million for the year ended December 31, 2004 from $47.3 million for the year ended December 31, 2003. The year-over-year increase is primarily driven by an increase in consulting expenses and professional fees during the first six months of 2004. Consulting expenses and professional fees included $2.7 million of fees paid to management consultants engaged in December 2003 to work together with our management team to solidify our business strategy and lay a foundation for our cost transformation actions. These engagements were substantially completed by the end of the second quarter of 2004 and, as a result, general and administrative expenses decreased during the second half of 2004.
The weakening dollar caused cost of revenues, sales and marketing and general and administrative expenses to be approximately $11.5 million higher in 2004 compared to 2003.
Restructuring and related charges. Restructuring and related charges were $26.4 million for the year ended December 31, 2004 and included severance of $20.3 million and facility charges of $6.1 million. The majority of the 2004 charges relate to a restructuring program announced on June 8, 2004 which includes facility exit costs, consolidating development and operations functions, streamlining business processes and making technology investments to lower our worldwide service delivery costs. We reduced our global workforce by approximately 200 positions from the level that existed as of June 8, 2004. We also expect to shift additional employment to lower cost countries, particularly India and the Philippines. We paid $23.6 million of severance costs in 2004. The balance of the cash expenditures of these severance costs will be paid by the end of 2005 and the balance of these costs related to facilities will be paid in somewhat equal amounts through 2014.
Restructuring and related charges were $26.7 million for the year ended December 31, 2003. The 2003 charges related to facility and equipment lease buy-outs, facility exit costs, and severance for approximately 80 employees primarily in our factory, engineering, and services organizations.
Asset impairment charges. For the years ended December 31, 2004 and 2003, we recorded impairment charges of $6.5 million and $6.5 million, respectively. The impairment charges in both years related to internally developed software providing specific customer functionality. Future cash flows were estimated by management to be less than the current net book value of the software and, as a result, an impairment charges were recorded.
Proportionate share of losses in investee companies and investment write-downs. During the year ended December 31, 2004, we recorded our proportionate share of the losses of our equity method investments of $1.2 million. During the year ended December 31, 2003, we recorded our proportionate share of the losses of our equity method investments of $0.7 million. As of December 31, 2003 and 2004, we held four cost method investments and one equity method investment where the carrying value of the investment had not been completely written-off.
Write-off of deferred financing costs. Deferred financing costs of $5.5 million were written off during the year ended December 31, 2003. The write-off was related to the refinancing of a senior term loan entered into in late 2002 and refinancing during the first half of 2003.
Interest expense. Interest expense of $59.1 million for the year ended December 31, 2004, and $51.0 million for the year ended December 31, 2003, was primarily driven by interest on our long-term debt. The increase over the prior year relates to an increase in the interest rate being accrued on our $235.0 million senior subordinated reset notes from 12% to 15% as described in the following paragraph, and increased interest and higher amortization of deferred financing costs related to the March 2003 issuance of our $105.0 million of senior secured floating rate notes and our new credit facility.
Our senior subordinated reset notes accrued interest at 12% per annum before September 27, 2003. After September 27, 2003, the senior subordinated reset notes accrue interest at a reset rate between 8% and 17%. The reset rate is to be determined by negotiations between General Electric Capital Corporation, or GECC, and us. These negotiations began in July 2003 and are continuing. The parties have not reached an agreement on the reset rate and have each engaged investment bankers to determine the reset rate. For the period from September 27, 2003 to December 31, 2004, the Company accrued interest at a rate of 15%, the rate which management believes to be the best estimate of where the negotiations will conclude. To the extent the reset rate exceeds 15%, we will have the option to pay cash interest of 15% and add the additional interest to the balance of the reset notes. A 1% change in the reset rate upon final negotiations will change interest expense by $2.4 million annually.
Other income (expense), net. Other income of $1.3 million for the year ended December 31, 2004, was primarily driven by net gains on foreign currency transactions of $1.5 million. Other income also included $0.5 million of minority interest income, offset by $0.8 million in fees relating to interest rate determination for our senior subordinated reset notes.
Other income was $1.2 million for the year ended December 31, 2003 and consisted primarily of net gains on foreign currency transactions of $0.5 million and minority interest income of $0.5 million.
Management fee from G International. On November 1, 2004, we entered into an employee services agreement with G International. The agreement provides that prior to completion of our acquisition of G International, certain of our executive officers will provide management services and other personnel will provide support services with respect to the business and operations of G International. Fees earned for these services were $0.3 million for the last two months of 2004.
Provision for income taxes. Income tax expense was $10.7 million for the year ended December 31, 2004 compared to $259.6 million for the year ended December 31, 2003. The income tax provision for 2003 includes the impact of a $259.8 million increase in the valuation allowance against our net deferred tax assets. Our tax rates for both periods differed from the federal statutory rate of 35% principally as result of state income taxes and the effect of losses in the U.S. and foreign jurisdictions for which no income tax benefits have been recognized. Our income tax expense for the year ended December 31, 2004 relates primarily to taxes for foreign jurisdictions in which we have income.
Net income (loss). Net loss decreased by $218.4 million to a net loss of $84.9 million for the year ended December 31, 2004 compared to a net loss of $303.3 million for the year ended December 31, 2003. The decrease of $218.4 million was primarily driven by the decreases in income tax expense of $248.9 million. We increased the valuation allowance recorded against our net deferred tax assets during the quarter ended December 31, 2003 by $259.8 million.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002
Revenues decreased by $46.0 million, or 11.2%, to $363.5 million for the year ended December 31, 2003 from $409.5 million for the year ended December 31, 2002. The relative strength of foreign currencies caused an increase in revenues of approximately $15.0 million for 2003 compared to 2002.
Transaction Processing and Maintenance revenue decreased by $11.8 million, or 4.6%, to $243.6 million for the year ended December 31, 2003 from $255.4 for the year ended December 31, 2002. The decrease in Transaction Processing and Maintenance revenue was comprised of a $25.0 million revenue decline in the Americas resulting from lower EDI*Express volume and pricing offset by increases in revenue resulting from the favorable impact of foreign currency exchange of $9.4 million, Celarix revenue of $1.5 million, customer surcharges of $3.0 million and core revenue growth in Europe of $3.4 million. The impact on revenues of customer cancellations during the year ended December 31, 2003 was somewhat offset by price increases implemented in the fourth quarter of 2002.
Key factors contributing to the lower EDI*Express volume include cyclical economic pressure on our clients, volume impact of two clients, Kmart Corporation, who filed for bankruptcy during the first quarter of 2002, and Fleming Cos. Inc., who filed for bankruptcy during the second quarter of 2003 and a significant client whose volumes with us were negatively impacted by the consolidation of ordering activity from individual stores to regional distribution centers.
Software Licensing revenue decreased by $2.4 million, or 20.5%, to $9.3 million for the year ended December 31, 2003 from $11.7 million for the year ended December 31, 2002. The $2.4 million revenue decrease is primarily the result of fewer license sales of our traditional software offerings offset by a favorable impact of foreign currency exchange of $0.3 million.
Professional Services revenue decreased by $4.5 million, or 23.9%, to $14.3 million for the year ended December 31, 2003 from $18.8 million for the year ended December 31, 2002. The decline in professional services revenues is consistent with the reduction in new software licensing sales as well as the conclusion of a significant project in 2002.
Legacy Solutions revenue decreased $27.4 million, or 22.2%, to $96.2 million for the year ended December 31, 2003 from $123.6 million for the year ended December 31, 2002. The decrease in revenue is in line with expectations as customers continue to migrate away from legacy applications to open systems based solutions. Decreased business volume was offset by a favorable impact of foreign currency exchange of $3.7 million.
Cost of revenues. Cost of revenues decreased by $37.1 million, or 15.2%, to $207.1 million for the year ended December 31, 2003 from $244.2 million for the year ended December 31, 2002. The decrease in cost of revenues is driven by the impact of restructuring actions taken during 2002 as well as actions taken in 2003 to align our cost structure with our revenue. As demand for our products and services declined, we curtailed a number of product development programs. The impact of the actions contributed to a decline of $23.9 million in network equipment expense and a $21.8 million decline in compensation, contractors and related expenses for the year ended December 31, 2003.
Sales and marketing. Sales and marketing expense decreased by $2.1 million, or 3.1%, to $65.2 million for the year ended December 31, 2003 from $67.3 million for the year ended December 31, 2002. The year-over-year decrease is primarily attributable to the consolidation of marketing and development programs and our efforts to reduce our cost structure by reorganizing our sales force more broadly across all product lines and closing various sales offices. This decrease is offset by an increase in expenses related to the upgrade of our sales force. These actions resulted in an increase of $3.6 million in compensation, contractors and related costs, and a decrease of $3.1 million related to the closing and consolidation of various facilities.
General and administrative. General and administrative expenses decreased by $1.0 million, or 2.1%, to $47.3 million for the year ended December 31, 2003 from $48.3 million for the year ended December 31, 2002. The decrease for the year ended December 31, 2003 was primarily driven by a decrease in compensation and benefits as a result of actions taken to align our cost structure with our revenue.

The weakening dollar caused cost of revenues, sales and marketing and general and administrative expenses to be approximately $10.0 million higher in 2003 compared to 2002.
Restructuring and related charges. Restructuring and related charges increased by $8.3 million, or 45.1%, to $26.7 million for the year ended December 31, 2003 from $18.4 million for the year ended December 31, 2002. The 2003 charges related to facility and equipment lease buy-outs, facility exit costs including a restoration obligation, and severance for approximately 80 employees primarily in our factory, engineering, and services organizations. The 2002 activities resulted in the termination of approximately 300 people resulting in a restructuring and related charge of $18.4 million, principally related to severance and related termination costs, costs associated with the closings of sales, services and engineering facilities and buy-out of certain equipment operating leases. A portion of these costs were reimbursed by General Electric as part of the September 2002 recapitalization agreement. The reimbursements are reflected as contributions to additional paid-in capital.
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
Provision for income taxes. Income tax expense was $259.6 million for the year ended December 31, 2003 compared to $9.9 million for the year ended December 31, 2002. The income tax provision for 2003 includes the impact of a $259.8 million increase in the valuation allowance against our net deferred tax assets during the quarter ended December 31, 2003. Our income tax provision for 2002 includes $8.3 million of income taxes we incurred upon the repatriation of foreign earnings, which previously had not been taxable in the United States, and a $0.9 million charge to reflect changes in our net deferred tax assets resulting from the change in control effected by the recapitalization. Our tax rates for both periods differed from the federal statutory rate of 35% principally as result of state income taxes and the effect of losses in foreign jurisdictions for which no income tax benefits have been recognized.
Net income (loss). Net loss increased by $263.8 million to a net loss of $303.3 million for the year ended December 31, 2003 compared to a net loss of $39.5 million for the year ended December 31, 2002. The increase of $263.8 million was primarily driven by the increase in the valuation allowance recorded against our net deferred tax assets.

Liquidity and Capital Resources
Sources and Uses of Cash
The following table is a summary of our sources and uses of cash during 2002, 2003 and 2004:

	Year ended December 31,

	2002	2003	2004

	(in thousands of dollars)
Cash flows from operating activities	$9,168	$38,762	$8,036
Cash flows from investing activities	(43,815)	(28,795)	(37,623)
Cash flows from financing activities	56,534	(4,933)	6,048
Effect of exchange rate changes on cash	813	4,363	1,297

Net increase (decrease) in cash and cash equivalents	$22,700	$9,397	$(22,242)

Cash and cash equivalents, end of year	$37,333	$46,730	$24,488

2004 Compared to 2003
Net cash provided by operating activities was $8.0 million in 2004 compared to $38.8 million in 2003. The decrease in net cash provided by operating activities from 2003 to 2004 of $30.8 million was mainly attributable to lower operating income before depreciation and amortization of $19.6 million together with higher cash interest payments, which increased by $6.8 million, higher income tax payments, which increased by $3.3 million, and increases in deferred income and accrued expenses.
Net cash used in investing activities was $37.6 million in 2004 compared to $28.8 million in 2003. Net cash used in investing activities in 2004 included $15.0 million for the acquisition of HAHT Commerce, net of $4.5 million of cash acquired. Net cash used in investing activities for 2004 also included capital expenditures of $27.9 million for property, software and equipment. Net cash used in investing activities in 2003 included capital expenditures of $29.4 million for property, software and equipment, offset by proceeds of $0.6 million from the sale of software and assets related to our I400 software product. Capital expenditures for 2003 and 2004 include $19.9 million and $14.7 million, respectively, of costs capitalized for the development of software for internal use. The lower capital expenditures in 2004 resulted from decreasing our investment in products and services with lower revenue expectations, while directing investments in new products and services and those with greater growth expectations based upon then-existing market conditions and outlook.
Net cash provided by financing activities was $6.0 million in 2004 compared to net cash used in financing activities of $4.9 million for 2003. Cash provided by financing activities for 2004 consisted primarily of a $6.2 million reimbursement by General Electric pursuant to the agreements entered into in connection with our recapitalization in 2002, as discussed in note 1 of our consolidated financial statements included herein. Cash used in financing activities in 2003 was driven by $12.6 million of professional and underwriting fees related to our debt refinancing, and cash of $174.0 million used to retire borrowings under our previous term loan, offset by $169.8 million from the refinancing and a $12.5 million reimbursement by General Electric pursuant to the recapitalization agreement.
2003 Compared to 2002
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
Net cash used in investing activities was $28.8 million in 2003 compared to $43.8 million in 2002. Net cash used in investing activities in 2003 included capital expenditures of $29.4 million for property, software and equipment, offset by proceeds of $0.6 million from the sale of software and assets related to our I400 software product. Net cash used in investing activities in 2002 consisted primarily of capital expenditures for property, software and equipment of approximately $37.8 million and acquisitions of minority interests in affiliates of approximately $6.0 million. Capital expenditures for 2002 and 2003 include $26.9 million and $19.9 million, respectively, of costs capitalized for the development of software for internal use. The lower capital expenditures in 2003 resulted from our efforts to invest in line with lower revenue expectations for certain products and services.
Net cash used for financing activities was $4.9 million in 2003 compared to net cash provided by financing activities of $56.5 million for 2002. Cash used in financing activities in 2003 was driven by $12.6 million of professional and underwriting fees related to our debt refinancing, and cash of $174.6 million used to retire borrowings under our previous term loan, offset by $169.8 million from the refinancing and a $12.5 million reimbursement by General Electric pursuant to the recapitalization agreement. Cash provided by financing activities for 2002 consisted primarily of repayments by our foreign subsidiaries of borrowings under third-party lines of credit, partially offset by repayments of loans we had made to General Electric and its affiliates in connection with tax planning and cash management. Cash provided by financing activities during 2002 also reflects the impact of the recapitalization which resulted in the borrowing of $410.0 million, the payment of financing costs of $11.6 million and the cash distribution to General Electric of $350.0 million. In connection with the recapitalization, all intercompany balances that existed between us and General Electric and its affiliates, including any remaining balances on intercompany loans, were eliminated.
Liquidity
Our principal sources of liquidity have been available cash and cash flows from operations. We expect our principal uses of cash to be working capital, capital expenditures and debt service. As of December 31, 2004, we had outstanding debt of approximately $406.5 million, which consisted of $235.0 million of outstanding senior subordinated reset notes, $101.5 million of outstanding senior secured floating rate notes and a $70.0 million senior term loan. The senior secured floating rate notes are net of a debt discount of $3.5 million.
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
At December 31, 2004, we had $70.0 million outstanding under the senior term loan facility. Borrowings outstanding under the facility at December 31, 2004 bear interest at 8.25%. In addition, as of the date of this report, we have approximately $8.9 million of letters of credit outstanding under our revolving credit facility. The amount that can be borrowed under the revolving credit facility is limited to a percentage of EDI revenues as defined in the agreement governing the credit facility, and is subject to our compliance with financial covenants and other customary conditions, including that no event of default under the facility has occurred and is continuing. Available borrowings under our revolving credit facility were $21.1 million at December 31, 2004. In January 2005, we borrowed $5.0 million under our revolving credit facility for general corporate purposes, all of which has been repaid.
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
The agreements governing our outstanding debt impose limitations on our ability to, among other things, incur additional indebtedness including capital leases, incur liens, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, issue preferred stock, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. The indentures governing our outstanding reset and floating rate notes contain similar limitations. In addition, the indenture governing our outstanding floating rate notes limits our ability to maintain secured indebtedness in excess of certain limits related to our EDI services revenue. Our credit facility, as amended, also requires that we meet and maintain certain financial ratios and tests, including an annual capital expenditures limitation, minimum consolidated trailing twelve month Earnings before Interest, Taxes, Depreciation and Amortization, (EBITDA), as defined in our credit facility, and a maximum consolidated leverage ratio (total senior debt to EBITDA). Our ability to comply with these covenants and to meet and maintain such financial ratios and tests is material to the success of our business and may be affected by events beyond our control. Our failure to comply with these covenants could create a default under the credit facility, the indenture governing the senior secured floating rate notes, and the indenture governing the senior subordinated reset notes. In March and June 2004, we negotiated amended covenants under our credit facility for 2004 and 2005. The amended EBITDA covenant has a requirement of $62.5 million for 2004, $75.0 million for the twelve-month period ended March 31, 2005 and $85.0 million for the twelve-month periods ending June 30, September 30 and December 31, 2005, a minimum consolidated leverage ratio requirement of 3.30 to 1.0 for 2004, 2.80 to 1.0 for the twelve-month period ended March 31, 2005 and 2.40 to 1.0 for the twelve-month periods ending June 30, September 30 and December 31, 2005. Our ability to comply with each of the EBITDA and consolidated leverage ratio covenants will primarily depend on the performance of our business in future periods and, specifically, our ability to generate revenues and control operating costs. Under our credit facility, EBITDA is calculated each quarter for the latest twelve-month period and is adjusted to exclude specific costs and expenses. We expect that we will be able to comply with these covenants in future periods. However, if the compliance is not achieved, we may need to seek waivers or additional covenant amendments from the lender or additional sources of funding. There can be no assurance that such waivers, covenant amendments or funding will be available, if required.
The excluded costs and expenses include fees related to the 2002 recapitalization, non-cash charges, restructuring charges, costs reimbursed by General Electric, and other adjustments. As defined under our credit facility, EBITDA for the twelve-months period ended December 31, 2004 is equal to $73.5 million. For the twelve-month period ended December 31, 2004, our consolidated leverage ratio was equal to 2.5 to 1.0, based on senior debt of $183.9 million and EBITDA of $73.5 million. While EBITDA as defined in our credit facility is a measure used therein, EBITDA is not a financial measure calculated in accordance with accounting principles generally accepted in the United States. Accordingly, EBITDA is not intended to be used as an alternative to net income or any other measure of performance in accordance with accounting principles generally accepted in the United States, and EBITDA is not necessarily an indication of whether we will be able to fund our cash requirements. The credit facility also requires that we limit our capital expenditures to $49.5 million during each fiscal year. For the year ended December 31, 2004, our capital expenditures totaled $27.9 million.
The senior secured floating rate notes are scheduled to mature on July 15, 2008 and accrue interest at a floating rate based on six-month LIBOR plus 9%, but never less than 12%. The interest rate at December 31, 2004 was 12%. The senior secured floating rate notes are secured by second-priority security interests in substantially all of our assets and our domestic subsidiaries’ and 66% of the stock of our material foreign subsidiaries. In addition, the senior secured floating rate notes are guaranteed fully and unconditionally by our domestic subsidiaries. Interest is payable semi-annually in arrears on January 15 and July 15 of each year commencing on July 15, 2003.
The senior secured floating rate notes are redeemable at our option any time, in whole or in part, at a redemption price equal to par plus accrued and unpaid interest, plus a redemption premium. The premium is 3% for the twelve months ending October 1, 2005 and 1.5% for the twelve months ending October 1, 2006. After October 1, 2006, the senior secured floating rate notes can be redeemed at par plus accrued and unpaid interest. Upon the occurrence of a change of control, as defined in the indenture governing the senior secured floating rate notes, each holder of the senior secured floating rate notes will have the right to require us to repurchase such holder’s notes at an offer price in cash equal to 101% of the aggregate principle amount thereof plus accrued and unpaid interest and liquidated damages, if any, thereon to the date of purchase.

Our senior subordinated reset notes are scheduled to mature on September 27, 2009 and accrued interest at 12% per annum before September 27, 2003. After September 27, 2003, the senior subordinated reset notes accrue interest at a reset rate between 8% and 17%. The reset rate is to be determined by negotiations between GECC and us. These negotiations began in July 2003 and are continuing. The parties have not reached a definitive agreement on the reset rate and have each engaged investment bankers to determine the reset rate. For the period from September 27, 2003 to December 31, 2004, the Company accrued interest at a rate of 15%, the rate which management believes to be the best estimate of where the negotiations will conclude. To the extent the reset rate exceeds 15%, we will have the option to pay cash interest of 15% and add the additional interest to the balance of the reset notes. Interest is payable semi-annually on April 15 and October 15 of each year commencing April 15, 2003. The senior subordinated reset notes are general unsecured obligations and are guaranteed by all of our domestic subsidiaries. The senior subordinated reset notes are redeemable at our option, in whole or in part, at any time on or after September 27, 2006 at a redemption price equal to par plus accrued and unpaid interest, plus a declining redemption premium. In addition, prior to September 27, 2005, we may, on any one or more occasions, redeem up to 35% of the aggregate principal amount of the senior subordinated reset notes with the net cash proceeds of one or more equity offerings at a redemption price of 100% of the principal amount plus a premium equal to the reset rate and accrued and unpaid interest, provided that the redemption occurs within 90 days of the date of the closing of such equity offering and at least 65% of the senior subordinated reset notes issued remain outstanding immediately after the occurrence of such redemption. Upon the occurrence of a change of control, as defined in the Indenture governing the senior subordinated reset notes, each holder of the senior subordinated reset notes will have the right to require us to repurchase such holder’s notes at an offer price in cash equal to 101% of the aggregate principle amount thereof plus accrued and unpaid interest and liquidated damages, if any, thereon to the date of purchase.
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
Although we do not have an extensive history of acquisitions, we intend to continue to pursue selective acquisition opportunities. We expect to finance any future acquisitions using cash, capital stock, notes and/or assumption of indebtedness. However, the restrictions imposed on us by the agreements governing our debt outstanding at the time may affect this strategy. In addition, to fully implement our growth strategy and meet the resulting capital requirements, we may be required to request increases in amounts available under our revolving credit facility, enter into new credit facilities, issue new debt securities or raise additional capital through equity financing. We may not be able to obtain an increase in the amounts available under our credit facility, if requested, on satisfactory terms and we may not be able to successfully complete any future bank financing or other debt or equity financing on satisfactory terms, if at all. As a result, our ability to make future acquisitions is uncertain. As discussed previously, we have recently completed the acquisitions of Celarix and HAHT Commerce and have announced our intention to acquire G International.
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

Contractual Obligations and Other Commitments
Our principal contractual obligations and commercial commitments include our existing senior term loan and revolving credit facility, the senior subordinated reset notes, the senior secured floating rate notes, operating leases and other commitments principally relating to multi-year software maintenance agreements. The following tables summarize these obligations at December 31, 2004 and their expected effect on our liquidity and cash flows in future periods.

	Payments due by period

		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years

Contractual Obligations:
Long-term debt	$410,000	$—	$70,000	$340,000	$—
Operating leases	89,896	15,340	22,887	16,430	35,239
Other commitments	1,399	1,097	302	—	—

Total contractual cash obligations	$501,295	$16,437	$93,189	$356,430	$35,239

Minority shareholders in one of our consolidated subsidiaries have rights, in certain circumstances, to require us to purchase some or all of their interests in this subsidiary at a specified price. Management estimates that this price generally equates to the fair market value of the holders’ interests and that the potential obligation as of December 31, 2004 was approximately $0.5 million in the aggregate.
Off-Balance Sheet Arrangements
We did not enter into any off-balance sheet arrangements during 2003 or 2004, nor did we have any off-balance sheet arrangements outstanding at December 31, 2003 or 2004.
Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, Share-Based Payment, which replaces SFAS No. 123 and supercedes APB No. 25. This statement requires compensation costs relating to share-based payment transactions to be recognized in financial statements based upon the fair value of the award. SFAS No. 123R eliminates the option to account for the cost of stock-based compensation using the intrinsic value method as allowed under APB 25 and the minimum value method allowed under SFAS No. 123 for equity investments not traded on public markets. SFAS No. 123R is effective for nonpublic entities for fiscal years beginning after December 15, 2005. Therefore, we expect to adopt SFAS No. 123R as of the beginning of our fiscal year ending December 31, 2006. We are currently evaluating the impact the adoption of SFAS No. 123R will have on our consolidated financial statements.

Factors That Could Affect Future Results
We depend on General Electric and its affiliates as customers.
General Electric, together with its affiliates, historically has been among our largest five customers and is currently our largest customer. For the year ended December 31, 2004, General Electric and its affiliates generated approximately 9.0% of our total revenues. In addition, General Electric and its affiliates have also acted as trial customers for some of our new products and services. As a result of the recapitalization in 2002, General Electric retained only 10.0% of the common stock of our parent, GXS Holdings, Inc., and an equivalent interest in GXS Holdings’ preferred stock. Because we are no longer a wholly owned subsidiary of General Electric, we may not be able to benefit from our relationship with them as we have in the past. For example, for the two years following our 2002 recapitalization, General Electric was required to maintain its and its affiliates’ respective business arrangements with us on terms and conditions substantially similar to those in effect at the time of the recapitalization and to purchase products and services from us at a specified level. General Electric’s obligation to purchase such product and services ended in September 2004. We cannot provide any assurances that General Electric and its affiliates will continue their customer relationships with us, and expect purchases from General Electric and its affiliates to decrease by more than 50% in 2005 over 2004 levels. In addition, our profitability could be adversely affected if General Electric and its affiliates were to purchase lower margin products and services than they have historically purchased. If General Electric or any of its affiliates were to terminate or materially alter their customer relationships with us, our business, financial position and results of operations could be adversely affected.
Because much of our operations are conducted, and most of our assets are held, by our subsidiaries, we will depend on our subsidiaries for cash and to service our debt.
Substantially all of our operations are conducted through subsidiaries. Consequently, our cash flow and ability to service our debt obligations are dependent upon the earnings of our operating subsidiaries and the distribution of those earnings to us, or upon loans, advances or other payments made by our subsidiaries to us. The ability of our subsidiaries to pay dividends or make other payments or advances to us will depend upon their operating results and will be subject to applicable laws and contractual restrictions contained in the instruments governing their debt, including our credit facility and the indentures governing our senior secured floating rate notes and our senior subordinated reset notes. Although the agreements governing our outstanding debt limit the ability of these subsidiaries to enter into consensual restrictions on their ability to pay dividends and make other payments to us, these limitations are subject to a number of significant qualifications. We cannot assure that the earnings of our operating subsidiaries will be adequate for us to service our debt obligations or meet our other obligations as they become due.
We engage in significant transactions with our affiliates.
Historically, we have engaged in a variety of transactions with our affiliates, including significant business with General Electric and its affiliates. In addition, in connection with the 2002 recapitalization, we entered into a number of agreements with General Electric, its affiliates and Francisco Partners. We have also entered into an agreement with Francisco Partners with respect to our proposed acquisition of G International from Francisco Partners. Although we believe that our agreements with General Electric, its affiliates and Francisco Partners are and will be fair to us in all material respects, the terms of the agreements are not necessarily the same terms that we would have received in arms’ length transactions with third parties. We expect that, in the future, we will continue to enter into a variety of transactions with our affiliates, some of which may be significant. Although the agreements governing our outstanding debt require that these types of transactions be on terms no less favorable to us or the applicable subsidiary than those which could be obtained on an arms’ length basis from third parties, this limitation is subject to a number of important qualifications and exceptions and we cannot be certain that these types of transactions will not adversely affect our business, financial condition or results of operations.
In addition, conflicts of interest may arise with General Electric or Francisco Partners in a number of areas relating to our past and ongoing relationships, including potential competitive business activities, tax and employee benefit matters, and indemnity arrangements related to the 2002 recapitalization and our proposed acquisition of G International.
Francisco Partners indirectly controls approximately 90% of our capital stock, and there may be situations in which the interests of Francisco Partners and the interests of holders of our outstanding debt will not be aligned.
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
As a result, circumstances may occur in which the interests of Francisco Partners could be in conflict with the interests of the holders of our outstanding debt. In addition, Francisco Partners may have interests in pursuing acquisitions, divestitures or other transactions that, in their judgment could enhance their equity investment, even though the transactions might involve risks to the holders of our outstanding debt.
A significant portion of our services is delivered using a proprietary operating system and loss or disruption of this operating system could adversely affect our ability to service customers.
We utilize a proprietary operating system, known as Mark III®, on mainframe computers manufactured by Bull, S.A. to deliver approximately 41% of our Transaction Processing and Maintenance and almost all of our Custom Messaging and Network Solutions for the year ended December 31, 2004. Revenues derived from products and services using this operating system represented approximately 35% of our total revenues for the year ended December 31, 2004. Currently, we have approximately eight full-time equivalent engineers who are qualified to maintain this operating system. We believe this number of engineers is adequate to maintain the Mark III® systems we currently use. We are, however, in the process of migrating all EDI services currently provided using this operating system to processors utilizing newer technologies. We expect this migration to take several years. While we are completing the migration, there is a risk that the unavailability of these engineering personnel could disrupt the delivery to our customers of services utilizing the Mark III® operating system.
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
Over the last several years, the rate at which new technological developments have been introduced into the market has grown at a much more rapid pace than it had previously. Continually updated standards for the electronic exchange of information, such as those issued by the American National Standards Institute have required us to produce successive generations of our Transact Solutions and some of value-added solutions and related software with additional functionality. Because we are required to implement these frequently issued standards, the life cycles of our products have shortened. We typically release new versions of our products every six to twelve months. Short product cycles make it more difficult for us to recover the costs associated with product development because those costs must be recovered over increasingly shorter periods of time. We expect this trend to continue, and it may even accelerate. As a result, we may not be able to recover all of our product development costs, which could affect our profitability. For our products to be competitive, we must be among the first to market with next-generation products. Any failure or delay in the product development or quality assurance process can result in our losing sales until we are able to introduce the new product.
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
We believe that proprietary products and technology are essential to establishing and maintaining our technology leadership position. We seek to protect our intellectual property through patents, trademarks, service marks, domain names, trade secrets, copyrights, confidentiality, non-compete and nondisclosure agreements and other measures, some of which afford only limited protection. We currently have four United States patents; however, as a part of our recent effort to expand our patent portfolio, we have filed 24 patent applications that improve upon our technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary through reverse engineering or otherwise. We cannot assure that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar or superior technology or design around our intellectual property. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as the laws of the United States. Our failure to protect adequately our intellectual property and proprietary rights could have a material adverse effect on our business, financial condition, and results of operations. Intellectual property protections may also be unavailable, limited or difficult to enforce in some countries, which could make it easier for competitors to capture market share.
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
We currently have established joint ventures with several entities to provide increased customer service and enhance our marketing presence in non-U.S. markets. These joint ventures have been entered into to distribute our products and services in the local country, to provide domestic Transact Solutions in the country using software licensed by us to the joint venture, or to develop new products or services. These existing investments are not individually or collectively material to our business.
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
Historically, sales of our products and services outside the United States have been significant. For the year ended December 31, 2004, we derived approximately 46% of our total revenues from customers outside of the United States. The acquisition of G International would increase our presence abroad and our non-U.S. generated revenues (although on a percentage basis the split between U.S. and non-U.S. revenues is expected to remain comparable). Our ability to operate our business internationally in the future will depend upon, among other things, our ability to attract and retain talented and qualified managerial, technical and sales personnel and network services customers outside of the United States and our ability to continue to manage our international operations.

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
Our earnings will be adversely affected once we change our accounting policies with respect to the expensing of stock options.
We historically have not been required to deduct the expense of employee stock option grants from our income based on the fair value method. Recently, the Financial Accounting Standards Board issued FASB Statement No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, requiring companies to change their accounting policies to record the fair value of stock options issued to employees as an expense. We are required to adopt SFAS 123R from July 1, 2005. As a result, our earnings will be reduced in future periods by an amount equal to the fair value of stock options issued to employees during these periods.
Filing reports with the Securities and Exchange Commission may strain our resources and distract management.
We file reports with the Securities and Exchange Commission under the Securities Exchange Act of 1934, or the Exchange Act, and are subject to the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. Under the Exchange Act, we file annual, quarterly and current reports with respect to our business and financial condition. Under the Sarbanes-Oxley Act, we must maintain effective disclosure controls and procedures and internal controls over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, significant resources and management oversight will be required. These requirements may place a strain on our people, systems and resources and may divert management’s attention from other business concerns.
Factors Relating to Our Indebtedness
The significant amount of debt that we have could adversely affect our financial health and prevent us from fulfilling our obligations under our credit facility, our senior secured floating rate notes and our senior subordinated notes.
As of December 31, 2004, we had $406.5 million of indebtedness outstanding and our percentage of total debt to capitalization was 344.4%. Our interest expense for the year ended December 31, 2004 was approximately $59.1 million and our earnings for the year ended December 31, 2004 were insufficient to cover our fixed charges by $73.5 million.
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
We and our subsidiaries are able to incur additional indebtedness in the future subject to the limitations contained in the agreements governing our outstanding debt. Although these agreements restrict us and our restricted subsidiaries from incurring additional indebtedness, these restrictions are subject to important exceptions and qualifications. If we or our subsidiaries incur additional debt, the risks that we and they now face as a result of our high leverage could intensify.
Restrictions contained in the agreements governing our outstanding debt could limit our operating activities.
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
Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt obligations will depend on our future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of our control. If we do not generate sufficient cash flow from operations to satisfy our debt obligations, including interest payments and the payment of principal at maturity , we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We cannot assure that any refinancing would be possible, that any assets could be sold, or, if sold, of the timing of the sales and the amount of proceeds realized from those sales, that additional financing could be obtained on acceptable terms, if at all, or that additional financing would be permitted under the terms of our various debt instruments then in effect. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms, would have an adverse effect on our business, financial condition and results of operations.
Risks Relating to the Proposed G International Acquisition
We may be unable to integrate the operations of Global eXchange Services and G International successfully and may not achieve the cost savings and increased revenues anticipated for the combined company.
Achieving the anticipated benefits of the proposed G International acquisition will depend in part upon our ability to integrate the two companies’ businesses in an efficient and effective manner. Our attempt to integrate the two companies may result in significant challenges, and we may be unable to accomplish the integration smoothly or successfully. In particular, the necessity of coordinating geographically dispersed organizations and addressing possible differences in corporate cultures and management philosophies may increase the difficulties of integration. The integration will require the dedication of significant management resources, which may temporarily distract management’s attention from the day-to-day operations of the businesses of the combined company. The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of one or more of the combined company’s businesses and the loss of key personnel. Employee uncertainty and lack of focus during the integration process may also disrupt the businesses of the combined company. Any inability of management to integrate the operations of Global eXchange Services and G International successfully could have a material adverse effect on the business and financial condition of the combined company.
Our rationale for the G International acquisition is, in part, predicated on our ability to realize cost savings and to increase revenues through the combination of two companies. Achieving these cost savings and revenue increases is dependent upon a number of factors, many of which are beyond our control. We may not be able to achieve the anticipated enhancement of our capabilities in other industries, such as automotive, consumer products, financial services and retail, cross-selling opportunities, the development and marketing of more comprehensive product offerings and solutions, cost savings and revenue growth. An inability to realize the full extent of, or any of, the anticipated benefits of the transaction, as well as any delays encountered in the transition process, could have an adverse effect upon the revenues, level of expenses, operating results and financial condition of the combined company.
Our acquisition of G International is subject to a number of conditions which can affect consummation of the acquisition.
Our acquisition of G International is subject to a number of conditions, including:

•	completion of definitive documentation;

•	receipt of financing; and

•	receipt of third-party consents and approvals.
If these and other conditions are not satisfied or waived, we may not be able to complete the acquisition as currently planned. In addition, the U.K. competition commission is reviewing the acquisition of G International by Francisco Partners for competition concerns in the U.K. market. As a result of that review, we may be forced to divest certain assets of G International’s U.K. business that we intend to acquire. The U.K. business of G International generated less than 5% of G International’s total revenues in 2004, and on a pro forma basis after giving effect to our acquisition of G International, less than 2% of our total pro forma revenues in 2004.
We will incur significant combination-related and restructuring costs in connection with the proposed G International acquisition.
We expect to incur significant costs associated with combining the operations of the two companies. However, it is difficult to predict the specific size of those charges. The combined company may incur additional unanticipated costs as a consequence of difficulties arising from our efforts to integrate the operations of the two companies.
Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, can offset incremental transaction, combination-related and restructuring costs over time, we cannot give any assurance that this net benefit will be achieved in the near future, or at all.
We may lose employees due to uncertainties associated with the proposed G International acquisition.
The success of the combined company after our acquisition of G International will depend in part upon our ability to retain key employees of both companies. Competition for qualified personnel can be very intense. In addition, key employees may depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company. Accordingly, no assurance can be given that we will be able to retain key employees to the same extent that we have been able to do so in the past.
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
These forward-looking statements are affected by risks, uncertainties and assumptions that we make and actual results or outcomes may differ materially from those expressed in the forward-looking statements. These risks, uncertainties and assumptions include, among other things, the factors discussed above under the caption “Factors That Can Affect Future Results,” and:

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
Interest Rate Risk. We are exposed to interest rate risk as a result of our outstanding debt obligations. Our interest rate risk profile changed substantially as a result of changes in the nature and amount of our indebtedness incurred in connection with the recapitalization. We plan to manage this risk through the use of a combination of fixed and variable rate debt. As of December 31, 2004, $171.5 million of our debt bears interest at variable rates. The interest rate on our $235.0 million reset notes was to be reset on September 27, 2003 for the balance of their six-year term. We are currently in discussions with General Electric Capital Corporation, the holder of the senior subordinated reset notes, concerning the interest rate on the senior subordinated reset notes. The maximum rate to which the interest rate may be reset is 17%, with amounts above 15% payable in kind at our option. A one-point change in the interest rates on our variable-rate long-term debt would affect interest expense by approximately $4.1 million on an annual basis. We believe the interest rates on our variable-rate long-term debt reflect market rates and, therefore, we believe the carrying value of our variable-rate long-term debt approximates fair value. Management believes that the carrying value of our outstanding debt approximates its market value.
Foreign Currency Risk. We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to minimize our exposure to these risks through our normal operating activities and, where appropriate, through foreign currency forward contracts. For the year ended December 31, 2004, approximately 46% of our total revenues were derived from customers outside of the United States, with approximately 43% of our total revenues denominated in currencies other than the United States dollar. We estimate that revenue and expenses for the year ended December 31, 2004 were higher by $13.6 million and $11.5 million, respectively, as a result of changes in exchange rates as compared to the year ended December 31, 2003. At December 31, 2004 we had $31.5 million of working capital (current assets minus current liabilities) denominated in foreign currencies. At December 31, 2004, we had no outstanding foreign currency forward contracts. The following table shows the approximate split of these foreign currency exposures by principal currency:

	Foreign Currency Exposure
	at December 31, 2004

		UK	Canadian		Total
	Euro	Pound	Dollar	Other	Exposure

Revenues (twelve months ended)	37%	37%	9%	17%	100%
Expenses (twelve months ended)	47%	24%	5%	24%	100%
Working Capital	47%	26%	8%	19%	100%
A hypothetical 10% strengthening of the dollar during 2004 versus the foreign currencies in which we have exposure would have reduced revenue by approximately $13.3 million and reduced operating expenses by approximately $11.2 million, resulting in operating income of $2.1 million less than actually reported. Working capital at December 31, 2004 would have been approximately $3.1 million lower than actually reported if we had used this hypothetical stronger dollar. These numbers were estimated using the different hypothetical rate for the entire year and applying it evenly to all non United States dollar transactions.
Inflation. We believe that inflation has not had a material impact on our results of operations for the year ended December 31, 2004. However, we cannot assure you that future inflation would not have an adverse impact on our operating results and financial condition.

Item 8.     Financial Statements and Supplementary Data
The report of Independent Registered Public Accounting Firm and financial statements are set forth below (see Item 15(a) for list of financial statements and financial statement schedules):

Report of Independent Registered Public Accounting Firm
The Board of Directors
GXS Corporation:
We have audited the accompanying consolidated balance sheets of GXS Corporation and subsidiaries as of December 31, 2003 and 2004 and the related consolidated statements of operations, comprehensive loss, stockholder’s equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule listed under Item 15(a) 2. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GXS Corporation and subsidiaries as of December 31, 2003 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Baltimore, Maryland
March 30, 2005

GXS CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2003 and 2004

	2003	2004

	(In thousands of dollars,
	except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$46,730	$24,488
Receivables:
Trade	53,069	51,036
Other	4,178	6,897
General Electric Company	5,081	948
Deferred income taxes	1,729	3,263
Prepaid expenses and other assets	8,660	11,678

Total current assets	119,447	98,310
Investment	2,929	1,901
Property and equipment, net	132,701	101,656
Goodwill	11,929	25,760
Deferred income taxes	3,034	775
Deferred financing costs, net	15,886	12,279
Other acquired intangible assets, net	1,168	11,452
Other assets	4,342	3,552

Total Assets	$291,436	$255,685

LIABILITIES, MINORITY INTEREST AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Trade payables	$12,139	$15,487
Deferred income	10,368	19,879
Accrued expenses and other liabilities	63,405	71,835

Total current liabilities	85,912	107,201
Long-term debt	405,520	406,489
Deferred income taxes	—	2,909
Other liabilities	23,929	27,199

Total liabilities	515,361	543,798

Minority interest	810	347

Commitments and contingencies
Stockholder’s equity (deficit):
Common stock $1.00 par value, authorized, issued and outstanding 100 shares	—	—
Additional paid-in capital	258,386	279,634
Accumulated deficit	(477,616)	(562,496)
Accumulated other comprehensive loss	(5,505)	(5,598)

Total stockholder’s equity (deficit)	(224,735)	(288,460)

Total Liabilities, Minority Interest and Stockholder’s Equity (Deficit)	$291,436	$255,685

See accompanying notes to consolidated financial statements

GXS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2002, 2003 and 2004

	2002	2003	2004

	(In thousands)
Revenues	$409,454	$363,469	$328,597
Costs and operating expenses
Cost of revenues	244,207	207,056	198,187
Sales and marketing	67,316	65,161	63,274
General and administrative	48,291	47,272	47,403
Restructuring and related charges	18,406	26,671	26,438
Asset impairment charges	5,425	6,500	6,509
Corporate charges from General Electric Company	7,331	—	—

Operating income (loss)	18,478	10,809	(13,214)
Other income (expense):
Proportional share of losses in investee companies and investment write-downs	(4,668)	(679)	(1,192)
Gain (loss) on disposal of assets	—	700	(2,901)
Professional fees related to recapitalization	(30,085)	—	—
Write-off of deferred financing costs	—	(5,548)	—
Interest income	1,285	750	572
Interest expense	(14,526)	(50,967)	(59,079)
Other income (expense), net	(83)	1,248	1,330
Management fee from G International	—	—	300

Loss before income taxes	(29,599)	(43,687)	(74,184)
Provision for income taxes	9,858	259,590	10,696

Net loss	$(39,457)	$(303,277)	$(84,880)

See accompanying notes to consolidated financial statements

GXS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
Years ended December 31, 2002, 2003 and 2004

	2002	2003	2004

	(In thousands)
Net loss	$(39,457)	$(303,277)	$(84,880)
Unrealized gain on available-for-sale securities	—	—	193
Foreign currency translation adjustments	9,671	4,509	(286)

Comprehensive loss	$(29,786)	$(298,768)	$(84,973)

See accompanying notes to consolidated financial statements

GXS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholder’s Equity (Deficit)
Years ended December 31, 2002, 2003 and 2004

					Due from
				Accumulated	General	Total
		Additional	Retained	Other	Electric	Stockholder’s
	Common	Paid-In	Earnings/	Comprehensive	Company	Equity
	Stock	Capital	(Deficit)	Loss	and Affiliates	(Deficit)

	(In thousands)
Balance at December 31, 2001	$—	$—	$674,333	$(19,685)	$(527,154)	$127,494
Net loss	—	—	(39,457)	—	—	(39,457)
Foreign currency translation adjustments	—	—	—	9,671	—	9,671
Distribution to General Electric in connection with Recapitalization	—	—	(350,000)	—	—	(350,000)
Net deferred tax assets resulting from U.S. tax election in connection with Recapitalization	—	239,309	—	—	—	239,309
Net transfers from General Electric Company and affiliates	—	—	—	—	67,939	67,939
Elimination of amounts due from General Electric Company and affiliates	—	—	(459,215)	—	459,215	—
Contributions from General Electric Company	—	3,040	—	—	—	3,040

Balance at December 31, 2002	—	242,349	(174,339)	(10,014)	—	57,996
Net loss	—	—	(303,277)	—	—	(303,277)
Foreign currency translation adjustments	—	—	—	4,509	—	4,509
Capital contribution by GXS Holdings in connection with acquisition of Celarix, Inc.	—	600	—	—	—	600
Contributions from General Electric Company	—	15,437	—	—	—	15,437

Balance at December 31, 2003	—	258,386	(477,616)	(5,505)	—	(224,735)
Net loss	—	—	(84,880)	—	—	(84,880)
Foreign currency translation adjustments	—	—	—	(286)	—	(286)
Unrealized gain on available-for-sale securities	—	—	—	193	—	193
Capital contribution by GXS Holdings in connection with acquisition of HAHT Commerce, Inc.	—	15,000	—	—	—	15,000
Other	—	71	—	—	—	71
Contributions from General Electric Company	—	6,177	—	—	—	6,177

Balance at December 31, 2004	$—	$279,634	$(562,496)	$(5,598)	$—	$(288,460)

See accompanying notes to consolidated financial statement

GXS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2002, 2003 and 2004

	2002	2003	2004

	(In thousands)
Cash flows from operating activities:
Net loss	$(39,457)	$(303,277)	$(84,880)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	47,768	47,346	51,705
Asset impairment charges	5,425	6,500	6,509
(Gain) loss on disposal of asset	—	(700)	2,901
Deferred income taxes	(1,788)	263,422	3,364
Write-off of deferred financing costs	—	5,548	—
Amortization of deferred financing costs and debt discount	2,326	3,558	4,705
Minority interest	(545)	(507)	(463)
Proportionate share of losses in investee companies and investment write-downs	4,668	679	1,192
Changes in operating assets and liabilities, net of effect of business acquisition:
Decrease in receivables	11,947	11,249	5,587
(Increase) decrease in prepaid expense and other assets	(1,236)	760	(2,001)
Increase (decrease) in accounts payable	(10,356)	(9,868)	3,140
Increase (decrease) in deferred income	(2,176)	(1,608)	7,180
Increase (decrease) in other liabilities	(2,804)	16,084	11,197
Other	(4,604)	(424)	(2,100)

Net cash provided by operating activities	9,168	38,762	8,036

Cash flows from investing activities:
Purchases of property and equipment	(37,815)	(29,395)	(27,899)
Acquisition of minority interests in affiliates	(6,000)	—	—
Proceeds from sales of assets	—	600	—
Purchase of HAHT, net of cash acquired of $4,526	—	—	(9,724)

Net cash used in investing activities	(43,815)	(28,795)	(37,623)

Cash flows from financing activities:
Distribution to General Electric Company in connection with the Recapitalization	(350,000)	—	—
Net transfers from General Electric Company and affiliates	67,939	—	—
Repayment of short-term borrowings, net	(43,922)	—	—
Payment of capital lease obligation	(18,464)	—	—
Repayment of long-term debt	(438)	(174,562)	—
Proceeds from long-term debt issuances	410,000	169,750	—
Borrowings under revolving credit facility	—	—	14,100
Repayments under revolving credit facility	—	—	(14,100)
Capital contributions from General Electric Company	3,040	12,456	6,177
Payment of financing costs	(11,621)	(12,577)	(129)

Net cash provided by (used in) financing activities	56,534	(4,933)	6,048

Effect of exchange rate changes on cash	813	4,363	1,297

Increase (decrease) in cash and cash equivalents	22,700	9,397	(22,242)
Cash and cash equivalents, beginning of year	14,633	37,333	46,730

Cash and cash equivalents, end of year	$37,333	$46,730	$24,488

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
December 31, 2002, 2003 and 2004
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
GE agreed to reimburse the Company for certain defined operating and restructuring costs following the Recapitalization. During the years ended December 31, 2002, 2003 and 2004, GE reimbursed the Company approximately $3,000, $9,600 and $6,100 of these costs, respectively. These costs include approximately $800 of costs and expenses incurred with closing a data center in Rockville, Maryland, $5,700 of costs incurred in connection with a services agreement with MCI (formerly called WorldCom), $2,200 for notice pay and severance in connection with a reduction in force and facility exit costs, $1,500 for costs and expenses incurred for rebranding products and implementing an internal systems infrastructure, $1,200 representing payments made on behalf of certain employees in the United Kingdom covered under the GE pension plan, $600 interest subsidy payment, $1,600 representing certain employee bonus payments made following the closing of the Recapitalization, $1,400 representing payments made on behalf of certain employees in The Netherlands covered under the GE pension plan, and approximately $3,700 for certain taxes. In addition, GE paid the Company $2,900 as a post closing adjustment related to the Recapitalization. These reimbursements have been recorded as contributions to additional paid-in capital.
Additionally, in connection with the Recapitalization, GE agreed to reimburse the Company for the managed network fee related to the portion of the network being used by them following the Recapitalization. A

GXS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
reimbursement during the years ended December 31, 2002 and 2003 of approximately $1,750 was credited to cost of revenues.
In connection with the Recapitalization, the Company’s acquiror and the acquiror’s common parent made an election under US Income Tax Regulations that allowed the Company to revalue its assets and liabilities for income tax purposes. The tax benefit of the revaluation was approximately $239,300. Such benefit was reflected as a contribution to additional paid-in capital at the date of the Recapitalization. Management believes the Company will achieve profitable operations in future years that will enable the Company to recover the benefit of this deferred tax asset. However, the Company presently does not have sufficient objective evidence to support management’s belief and, accordingly, established a full valuation allowance for this asset in the fourth quarter of 2003 as required by generally accepted accounting principles. Recording this valuation allowance does not impact the Company’s ability to realize the benefit of this asset.
On November 1, 2004, the Company’s indirect parent, Francisco Partners, L.P., through a majority-owned acquisition vehicle, acquired G International Inc., a business established to own and operate International Business Machine Corporation’s Electronic Data Interchange and Business Exchange Services businesses. By virtue of the ownership of Francisco Partners, the Company is under common control with G International. The Company intends to acquire G International from Francisco Partners and on January 20, 2005 the Company signed a letter agreement to that effect. On November 1, 2004, the Company also entered into an Employee Services Agreement with G International through which some of the Company’s executive officers will provide management services to G International and other personnel will provide support services to G International.
In January 2005, the Company entered into a letter agreement to acquire the sole stockholder of G International. G International is owned indirectly by Francisco Partners, the Company’s controlling stockholder. The consideration to be paid by the Company for G International will be adjusted from $135,000 based on the indebtedness and working capital of G International, as well as the expenses incurred by G International and its affiliates in connection with the transaction. The form of consideration will be mutually agreed upon by the parties. The acquisition of G International is subject to satisfaction of several conditions, including completion of definitive documentation, receipt of financing and receipt of third-party consents and approvals.

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

GXS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
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
Property and equipment are stated at cost. Depreciation on property and equipment is calculated on accelerated methods over the estimated useful lives of the assets over lives of three to forty years. Software and leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Property and equipment includes costs related to the development of internal use software pursuant to the guidance in AICPA Statement of Position 98-1, Accounting for the Costs of

GXS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Computer Software Developed or Obtained for Internal Use. During the years ended December 31, 2002, 2003 and 2004, the Company capitalized costs related to the development of internal use software of $26,860, $19,923 and $14,722, respectively.

(f)	Marketable Securities
Marketable securities at December 31, 2004 consist of corporate equity securities which the Company has classified as available-for-sale and are recorded at fair market value in the consolidated balance sheet. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income until realized.
A decline in the market value of any available-for-sale securities below cost that is deemed other-than-temporary results in a reduction in the carrying amount to fair value.

(g)	Goodwill
On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. As of December 31, 2004, the Company has unamortized goodwill in the amount of $25,760. During 2004, the Company completed impairment testing and determined that no impairment charge was necessary.

(h)	Capitalized Software Costs
Costs incurred in the development of software sold externally are charged to expense until technological feasibility, as defined by SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed has been established. The Company uses the working model method to establish technological feasibility. Accordingly, the Company does not capitalize costs as there is generally a short period of time between the date technological feasibility is achieved and the date when the product is available for general release.

(i)	Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of
The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If these assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(j)	Comprehensive Loss
Comprehensive loss consists of net loss plus the changes in the accumulated foreign currency translation adjustments and unrealized gains on available-for-sale securities.
Accumulated other comprehensive loss consists of the following at December 31, 2004:

	2003	2004

Foreign currency translation adjustment	$(5,505)	$(5,791)
Unrealized gains of available-for-sale securities	—	193

	$(5,505)	$(5,598)

GXS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

(k)	Research and Development
Research and development costs are expensed as incurred. Research and development costs amounted to $15,246, $9,058 and $14,447 for the years ended December 31, 2002, 2003 and 2004, respectively.

(l)	Employee Benefits
Prior to the Recapitalization, employees and retirees of the Company and its affiliates participated in a number of employee benefit plans maintained by GE and its affiliates. Following the Recapitalization, GE retained all liabilities under these benefit plans. The principal benefit plans are discussed below, other plans are not significant individually or in the aggregate.

Retirement Benefits — The principal pension plan benefits were provided under the GE Pension Plan, a defined benefit plan, which provided benefits to certain U.S. employees of the Company based on the greater of a formula recognizing career earnings or a formula recognizing length of service and final average earnings. Eligible employees also participated in the GE Savings and Security Program, a defined contribution plan. Under this plan, eligible employees could invest a portion of their earnings (generally up to 7% with GE matching 50% of the first 7% contributed, and an additional 10% without any employer matching) in various program funds.

Health and Life Benefits — The principal health and life plan benefits were covered under the GE Life, Disability and Medical plan, a health and welfare plan, which provided benefits to pay medical expenses, flexible spending accounts for otherwise unreimbursed expenses, short-term disability benefits and life and accidental death and dismemberment insurance benefits. Retirees shared in the cost of healthcare benefits.
The cost of employee benefits billed by GE to the Company was $19,545 for the year ended December 31, 2002.
Following the Recapitalization, the Company and its subsidiaries sponsor a number of employee benefit programs. At December 31, 2004, the Company was the sponsor of defined benefit pension plans in Germany and the Netherlands.

(m)	Income Taxes
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

(n)	Derivative Instruments
The Company applies the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Under SFAS No. 133, all derivative instruments (including certain derivative instrument embedded in other contracts) are recognized in the balance sheet at their fair value and changes in

GXS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
the fair value are recognized immediately in income, unless the derivatives qualify as hedges of cash flows. For derivatives qualifying as hedges of future cash flows, the effective portion of the changes in the fair value is recorded temporarily in equity, and then recognized in income along with the related effects of the hedged items. Any ineffective portion of hedges is reported in income as it occurs. During the years ended December 31, 2002, 2003 and 2004, the Company did not hold any derivative instruments.

(o)	Stock Option Plan
The Company applies the intrinsic-value based method of accounting prescribed by Accounting Principles Board (ABP) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of the grant only if current market price of the underlying stock exceeds the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting. As discussed in note 13, GXS Holdings has issued certain options to employees of the Company. If the Company adopted SFAS No. 123, the Company would have valued options using the minimum value method. Had the Company recorded the cost of options under this method, the Company’s net loss for the years ended December 31, 2002, 2003 and 2004 would not have been materially different.

(p)	Fair Value of Financial Instruments
The Company’s financial instruments consist principally of cash and cash equivalents, receivables, trade payables, accrued expenses, other liabilities and long-term debt. Generally, their carrying amounts approximate fair value because of the short-term maturity of these instruments. The fair value of the Company’s long-term debt is discussed further in note 8.

(q)	Use of Estimates
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

(r)	Reclassifications
Certain amounts in the 2002 and 2003 consolidated financial statements have been reclassified to conform to the current year presentation.

(s)	Recently Adopted Accounting Standards
In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, Share-Based Payment which replaces SFAS No. 123 and supercedes APB No. 25. This statement requires compensation costs relating to share-based payment transactions to be recognized in financial statements based upon the fair value of the award. SFAS No. 123R eliminates the option to account for the cost of stock-based compensation using the intrinsic value method as allowed under APB 25 and the minimum value method allowed under SFAS No. 123 for equity investments not traded on public markets. SFAS No. 123R is effective for nonpublic entities for fiscal years beginning after December 15, 2005. Therefore, the Company will adopt

GXS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
SFAS No. 123R as of the beginning of our fiscal year ending December 31, 2006. The Company is currently evaluating the impact adoption of SFAS No. 123R will have on its consolidated financial statements.

(3)	Revenues and Receivables
The Company provides e-commerce and network services to various GE businesses in the normal course of business. Sales to GE businesses and affiliates amounted to approximately $28,901, $32,612 and $28,263 for years ended December 31, 2002, 2003 and 2004, respectively. Trade receivables as of December 31, 2003 and 2004 resulting from normal trade activity with GE were $5,081 and $948, respectively. Pursuant to the terms of the Recapitalization Agreement, GE was required for the two-year period ended September 27, 2004, to maintain its affiliates’ respective business arrangements with the Company on terms and conditions substantially similar to those in effect at the time of the completion of the Recapitalization and to purchase products and services from the Company totaling $30,600 in each of the four calendar quarters ending September 2003 and September 2004. For the twelve-month periods ended September 30, 2003 and September 30, 2004, the Company considered GE to have met the obligation.
While the Company expects GE to continue to be a very important and significant customer, based on current estimates, which are subject to revision, the Company does expect that the revenue in 2005 will decline by at least 50% from the previously contracted annual amount of $30,600. However, there can be no assurance that the decline will not be greater.
The allowance for doubtful accounts and sales allowances were $11,345 and $10,741 at December 31, 2003 and 2004, respectively.
No customer represented more than 10% of revenues in 2002, 2003 or 2004.
As of December 31, 2004, the Company had operations in approximately twenty-five foreign countries. Receivables from customers in foreign countries were $24,704 and $28,307 at December 31, 2003 and 2004, respectively. Revenues generated by the Company’s foreign subsidiaries were $151,908, $154,474 and $151,155 for years ended December 31, 2002, 2003 and 2004, respectively. Of such amount, the United Kingdom generated revenues of $48,134, $51,679 and $52,291 for years ended December 31, 2002, 2003 and 2004, respectively. No other country generated more than 10% of the Company’s revenues.

(4)	Other Related Party Transactions
Trade payables as of December 31, 2003 and December 31, 2004 resulting from normal activity with GE were $1,177 and $353. The Company participated until the Recapitalization in pooled treasury operations with GE in most countries in which it had activity. As part of this pooled activity, the Company earned interest on balances on deposit with GE and paid interest when local operations borrowed money from the pool. During 2002, the Company earned net interest income from GE of $1,285. Effective with the Recapitalization, the Company conducts its own treasury operations.
GE has provided a variety of services to the Company. These services have included administering certain employee benefit plans and paying related claims, provision of voice telecommunication services, outsourcing of certain functions, centralized financial and administrative activities involved with transaction processing, centralized purchasing of desk top software and other corporate services. Such services have been charged to the Company as utilized by the Company. Billings for these services, which are included in operating expenses, amounted to $58,841, $13,044 and $3,101 for the years ended December 31, 2002, 2003 and 2004, respectively. As part of the Recapitalization, GE continued to provide these services on an as needed basis until the end of 2004. The Company migrated these services to alternative providers, or brought some of the services in-house. Management believes that the amounts paid to GE approximated the cost at which these services could be obtained from a third party. In addition, management believes that the methods used by GE to allocate expenses incurred by them on the Company’s behalf, prior to the Recapitalization were reasonable.

GXS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Prior to the Recapitalization, GE also provided certain centralized services, such as compensation and benefit plan design, tax planning, marketing support, treasury, auditing, public company reporting, and various other corporate expenses which the Company paid for with an annually agreed corporate charge. This corporate charge amounted to $7,331 for the nine months ended September 30, 2002. No amounts have been paid to GE for these services subsequent to the Recapitalization.
In connection with the Recapitalization, the Company entered into an agreement with Francisco Partners under which the Company has agreed to pay to Francisco Partners a fee of $2,000 annually plus expenses for financial advisory and consulting services. Francisco Partners has informed the Company of its intent to defer receipt of the fee. The expense related to the management fee amounted to $500, $2,000 and $2,000 for the years ended December 31, 2002, 2003 and 2004, respectively. The Company reimbursed Francisco Partners for additional expenses of $346 and $479, which were incurred during 2003 and 2004, respectively. As of December 31, 2002, 2003 and 2004, the Company owed Francisco Partners $500, $3,071 and $4,754, respectively, which are included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

(5)	Investments
The Company has made a number of investments in distributors, value added resellers and companies engaged in providing transaction management infrastructure and related products and services. Investments consist of the following at December 31:

	2003	2004

Equity method investments	$608	$341
Marketable securities	—	1,560
Cost method investments	2,321	—

Total	$2,929	$1,901

Revenues, results of operations and net assets of the investee companies were not significant for the years ended December 31, 2002 and 2003. Revenues earned from sales to these affiliates were $2,176, $551 and $668 for the years ended December 31, 2002, 2003 and 2004, respectively.
The marketable securities are classified as available-for-sale. At December 31, 2004, the Company had a gross unrealized gain of $193, which was classified as a component of accumulated other comprehensive loss in stockholder’s equity (deficit). During 2004, prior to the securities becoming marketable, the Company recorded a $798 impairment loss based upon the initial public market value of the investees securities.

(6)	Property and Equipment
Property and equipment consist of the following as of December 31:

	2003	2004

Computer equipment and furniture	$253,941	$235,905
Computer software	167,392	176,341
Leasehold improvements	16,641	15,523

	437,974	427,769
Less accumulated depreciation and amortization	305,273	326,113

Total	$132,701	$101,656

GXS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Property and equipment held outside the United States at December 31, 2003 and 2004 was $14,652 and $10,551, respectively.
During 2003, the Company sold certain software and other assets relating to its I400 software product and recognized a gain of $700. These amounts are included in gains on sale of assets in the consolidated statements of operations. During 2004 the Company completed an inventory of certain of its computer equipment and determined that assets with a net carrying value of $2,901 were no longer in service and, accordingly, wrote-off the assets.

(7)	Goodwill
The following represents a summary of changes in goodwill for the years ended December 31:

	2002	2003	2004

Beginning of the year	$11,096	$11,481	$11,929
Additions — HAHT Commerce, Inc.	—	—	13,292
Foreign currency translation	385	448	539

End of the year	$11,481	$11,929	$25,760

On February 13, 2004, the Company acquired HAHT Commerce, Inc. (HAHT) for consideration of $15,001 in cash plus common and preferred shares of GXS Holdings valued at approximately $15,000. HAHT was a provider of demand chain management applications that strategically automated, integrated and optimized order management, product information management (PIM), channel management, business intelligence and customer services between manufacturers, their channel partners and business customers. The aggregate purchase, including transaction costs, exceeded the estimated fair value of the net tangible assets and identifiable intangible assets acquired by $13,292. This amount was allocated to goodwill.

(8)	Long-Term Debt
Long-term debt consists of the following at December 31:

	2003	2004

Term loan facility	$70,000	$70,000
Senior secured floating rate notes, net of debt discount of $4,480 and $3,511, respectively	100,520	101,489
Senior subordinated reset notes	235,000	235,000

Long-term debt	$405,520	$406,489

Aggregate maturities of long-term debt are $70,000 in 2007, $105,000 in 2008, and $235,000 in 2009.

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

GXS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
were used to repay borrowings outstanding under the Term Loan Facility. In connection with the refinancing, the Company wrote off $5,548 of deferred financing costs that the Company had incurred in establishing the Term Loan and Revolving Credit Facilities.
The ability to borrow under the New Credit Facility is subject to a borrowing base, calculated monthly, at an amount equal to 90.0% of EDI Services Revenue for the immediately preceding six consecutive completed months. The New Term Loan Facility bears interest, at the Company’s option, at either a floating base rate plus 4.0% per annum or floating LIBOR plus 6.0% per annum. The New Revolving Credit Facility bears interest, at the Company’s option, at either a floating base rate plus 2.0% per annum or floating LIBOR plus 4.25% per annum. The base rate and LIBOR rate used to calculate the applicable interest rate on the New Term Loan Facility and the New Revolving Credit Facility may not be less than 4.25% and 2.25%, respectively. Outstanding borrowings under the New Term Loan Facility as of December 31, 2004 bear interest at a base rate of 4.25% plus 4.0%. Interest is payable monthly in arrears for base rate loans and on the last day of selected interest periods, but no later than every three months, for LIBOR rate loans. Borrowings outstanding under the New Term Loan Facility and the New Revolving Credit Facility mature on March 21, 2007.
The New Revolving Credit Facility enables the Company to obtain revolving credit loans and to issue letters of credit for working capital, acquisitions and general corporate purposes. At December 31, 2004, the Company had outstanding letters of credit of $8,900 and available borrowings of $21,100 under the New Revolving Credit Facility. The outstanding letters of credit relate to performance obligations of the Company. The Company pays 0.75% per annum on the unused portion of the New Revolving Credit Facility. In October 2004, the Company borrowed $14,100 under the New Revolving Credit Facility for general corporate purposes. The Company has repaid all of these borrowings under the New Revolving Credit Facility. In January 2005, the Company borrowed $5,000 under the New Revolving Credit Facility for general corporate purposes.
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
In addition, the New Credit Facility contains various covenants that restrict the Company from taking various actions and require the Company to achieve and maintain certain financial ratios. The most significant covenant in the New Credit Facility requires the Company to achieve certain levels of quarterly earnings before depreciation and amortization, interest expense, income taxes and other items, as defined in the agreement, determined on a trailing twelve-month period basis. Such covenant amounts were amended by the lender in 2004 to amounts management believes are achievable in 2005 and beyond. However, the amount required for each of the quarters ending in 2005 are up to $12,000 higher than the amount achieved by the Company during the twelve-month period ended December 31, 2004. While management believes the Company will comply with the amended covenant in 2005, if compliance is not achieved, the Company may need to seek waivers or additional covenant amendments from the lender or additional sources of funding. There can be no assurance that such waivers, covenant amendments or funding will be available, if required.

GXS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Senior Secured Floating Rate Notes:
On March 21, 2003, the Company issued $105,000 of Senior Secured Floating Notes (Floating Notes) for proceeds of $99,750. The Floating Notes mature on July 15, 2008 and bear interest at a floating rate based on six-month LIBOR plus 9%, but never less than 12%. The interest rate at December 31, 2004 was 12%. The Floating Notes are secured by second-priority security interests in substantially all of the assets of GXS Corporation and its domestic subsidiaries and 66% of the stock of the Company’s material first-tier foreign subsidiaries. In addition, the Floating Notes are guaranteed fully and unconditionally by the Company’s domestic subsidiaries. The debt discount of $5,250 is being amortized over the life of the Floating Notes using the interest method. Amortization for the years ended December 31, 2003 and 2004 was $770 and $969, respectively. Interest is payable semi-annually in arrears on January 15 and July 15 of each year commencing on July 15, 2003.
The Floating Notes are redeemable at the option of the Company any time, in whole or in part, at a redemption price equal to par plus accrued and unpaid interest, plus a redemption premium. The premium is 3% for the twelve months ending October 1, 2005 reducing to 1.5% for the twelve months ending October 1, 2006. After October 1, 2006, the Floating Notes can be redeemed at par plus accrued and unpaid interest. Upon the occurrence of a change of control, as defined in the Indenture governing the Floating Notes, each holder of the Notes will have the right to require the Company to repurchase such holder’s notes at an offer price in cash equal to 101% of the aggregate principle amount thereof plus accrued and unpaid interest and liquidated damages, if any, thereon to the date of purchase. In certain situations, the Company must offer to redeem outstanding Floating Notes with Excess Cash Flows as defined in the Indenture.
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

Senior Subordinated Reset Notes:
On September 27, 2002, the Company issued $235,000 of Reset Notes. The Reset Notes, which mature on September 27, 2009, bear interest at a rate of 12% until September 27, 2003. From and after September 27, 2003, interest on the notes will be reset, with such reset to be based on a variety of factors including the portion of the notes owned by GECC and the then current market conditions for similar securities. The Company is currently in discussions with GECC concerning the interest rate on the Reset Notes. For the period from September 27, 2003 to December 31, 2004, the Company accrued interest at a rate of 15%, the rate which management believes to be the best estimate of where the negotiations will conclude. If the interest rate on the Reset Notes is increased to the maximum rate of 17% the Company’s annual interest expense would increase by $2.7 million. Interest is payable semi-annually on April 15 and October 15 of each year commencing April 15, 2003. The Reset Notes are general unsecured obligations of the Company and are guaranteed by all of the Company’s domestic subsidiaries.
On September 27, 2003, the Company paid GE a 1% fee because the debt was not refinanced by that date. Such amount was recognized as a deferred financing cost at September 27, 2002 and is being amortized over the life of the agreement.
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

GXS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
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
Interest paid for 2002, 2003 and 2004 was $1,909, $40,645 and $47,448, respectively, including $30,550 and $28,200 paid to GE in 2003 and 2004, respectively. The estimate fair value of the Company’s long-term debt at December 31, 2004 approximated its carrying value.
Deferred financing costs are being amortized over the life of the debt using the interest method. Amortization expense for 2002, 2003 and 2004 was $649, $2,849 and $3,736 respectively.

(9)	Accrued Expenses and Other Liabilities
Other liabilities consist of the following as of December 31:

	2003	2004

Employee compensation and benefits	$16,037	$13,685
Other taxes accrued	3,183	2,770
Accrued interest and deferred financing costs	14,123	21,073
Other	30,062	34,307

Total	$63,405	$71,835

(10)	Income Taxes
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

GXS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
The following represents the components of the provisions for income taxes for the years ended December 31:

	2002	2003	2004

Current income taxes:
Federal	$4,711	$(6,463)	$—
State	(390)	(988)	400
Foreign	7,325	3,619	7,061

	11,646	(3,832)	7,461

Deferred income taxes:
Federal	(6,019)	205,872	—
State	112	45,561	—
Foreign	4,119	11,989	3,235

	(1,788)	263,422	3,235

Total	$9,858	$259,590	$10,696

Income taxes paid, including amounts paid to GE in 2002, were $25,538, $5,126, and $8,452 for 2002, 2003, and 2004, respectively. A reconciliation of the effective rate of the provision for income taxes to the statutory rate is as follows:

	2002	2003	2004

Statutory U.S. Federal income tax (benefit) rate	(35.0)%	(35.0)%	(35.0)%
Increase (reduction) in rate resulting from:
State and local tax	(3.0)%	(5.7)%	(2.0)%
Foreign taxes, including results of examinations and carrybacks	11.1%	8.7%	2.6%
U.S. residual tax on branch earnings		7.9%	2.7%
Research and expenditure tax credits	(1.3)%	—	—
Adjustments in deferred income tax as a result of change in control	3.0%	20.7%	—
U.S. income taxes on foreign earnings not previously taxed	28.0%	—	—
Changes in valuation allowance	30.5%	594.6%	44.2%
Other	—	3.0%	1.9%

Income tax expense	33.3%	594.2%	14.4%

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

GXS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
actually paid or recovered. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31 are as follows:

	2003	2004

Deferred tax assets:
Accrued and other liabilities	$20,807	$18,803
Domestic net operating loss carryforwards	23,020	76,533
Foreign net operating loss carryforwards	9,842	9,141
Tax credit carryforwards	126	137
Unrealized loss on investment	3,865	4,320
Intangible assets	245,208	223,527
Property and equipment	791	756
Other	4,937	4,623

Gross deferred tax assets	308,596	337,840
Valuation allowance	(271,970)	(313,411)

Net deferred tax assets	36,626	24,429

Deferred tax liabilities:
Property and equipment	31,863	18,401
Intangible assets	—	4,037
Undistributed earnings of foreign subsidiaries	—	862

Gross deferred tax liabilities	31,863	23,300

Net deferred tax assets	$4,763	$1,129

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in this assessment. Management believes the Company will achieve profitable operations in future years that will enable the Company to recover the benefit of its net deferred tax assets. However, the Company presently does not have sufficient objective evidence to support management’s belief and, accordingly, has established a valuation allowance of $313,411 for its U.S. and certain foreign net deferred tax assets as required by generally accepted accounting principles. During the years ended December 31, 2003 and 2004, the Company increased its valuation allowances by $259,780 and $41,441, respectively. The amount for 2004 includes $8,658 related to net deferred tax assets acquired from HAHT. Recording this valuation in no way affects the Company’s ability to utilize this asset.
As of December 31, 2004, the Company has gross U.S. net operating loss carryforwards of $161,956 for federal tax purposes which will expire between the years of 2022 and 2024. In addition, the Company has gross foreign net operating loss carryforwards of $28,559 with varying expiration dates. The Company also has gross U.S. net operating loss carryforwards of $35,078 acquired in the HAHT acquisition which will expire between the years of 2015 and 2022. Use of these acquired net operating loss carry forwards is subject to the ownership change provisions of the Internal Revenue Code. To the extent the acquired net operating losses result in tax benefits in the future, those tax benefits will be recorded first to reduce any remaining goodwill, and then to reduce other long-term assets acquired from HAHT.

GXS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
The Company has recognized a deferred tax liability of approximately $862 for the undistributed earnings of its foreign operations that arose in 2004 and prior years because management expects those unremitted earnings to be repatriated and become taxable to the Company in the foreseeable future.

(11)	Lease and Other Commitments
The Company is a lessee under various noncancelable operating lease arrangements for office space and equipment having terms expiring on various dates. Amounts are net of approximately $600 in sublease rents annually through December 2006. Approximately 27% of the aggregate lease commitments relate to space which is vacant and available for sublease at the Company corporate headquarters. As of December 31, 2004, future minimum lease payments are as follows:

2005	$15,340
2006	12,716
2007	10,171
2008	8,508
2009	7,922
Thereafter	35,239

$89,896

Rent expense for operating leases was $35,569, $37,166 and $24,168 for the years ended December 31, 2002, 2003 and 2004, respectively. Rent expense includes $186, $296 and $185 for the years ended December 31, 2002, 2003 and 2004, respectively, billed by GE for office space and equipment.
The Company has entered into several multi-year software maintenance agreements with a third-party vendor. Such agreements provide for payments of $556 in 2005.
Minority shareholders of one of the Company’s consolidated subsidiaries have rights, in certain circumstances, to require the Company to purchase some or all of their ownership holdings at specified amounts. Management estimates that these specified amounts generally equate to the fair market value of the holders’ interest. Management estimates the potential obligation at December 31, 2004 to be approximately $500.

(12)	Pension and Other Retirement Benefits
Following the Recapitalization, the Company sponsors a number of defined contribution plans which cover a substantial portion of the Company’s employees in the United States and various countries around the world. Contributions to these plans for the years ended December 31, 2002, 2003 and 2004 were $407, $4,111 and $347, respectively. In addition, the Company sponsors unfunded defined benefit plans which covers employees in the Company’s subsidiary in Germany. As of December 31, 2004, the Plan’s benefit obligation was $13,654. As of December 31, 2003 and 2004 the Company has an accrued liability with respect to the plan of $11,232 and $13,654, respectively, which is included in accrued expenses and other liabilities in the consolidated balance sheet. Pension expense for the years ended December 31, 2002, 2003 and 2004 was $220, $483 and $347, respectively. The Plan’s benefit obligation was determined using a discount rate of 5.75%, and a compensation rate increase of 3.0%.

(13)	Stock Option Plan
GXS Holdings sponsors a stock option plan that provides for the grant of stock options and certain other types of stock-based compensation awards to employees, directors and consultants of the Company. The plan provides for the grant of awards to acquire up to 14,636 shares of GXS Holdings common stock (approximately 5% on a fully diluted basis).

GXS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
A summary of options granted, terminated and outstanding as of and during the period since the Recapitalization to December 31, 2004 is as follows:

Granted during 2002 and outstanding as of December 31, 2002	10,761
Granted	2,564
Terminated	(1,043)

Outstanding as of December 31, 2003	12,282
Granted	2,800
Terminated	(5,874)

Outstanding as of December 31, 2004	9,208

The options issued prior to September 1, 2004, vest in various amounts over periods of up to eight years and were granted at $0.50 per share. The options issued on September 1, 2004 and after vest 25% on the first anniversary of the grant date, thereafter, the options vest at a rate of 1/36 per month over the three-year period following the first anniversary of the grant date. The options were granted at $0.50 per share. As of December 31, 2004, 3,023 of the options were vested. The estimated fair value of the options using the minimum value method and the Black-Scholes model was approximately $.07 per option. Such value assumes an option life of seven years and a risk free interest rate of 2.0%. The options are generally not exercisable until an initial public offering or seven years from the date of grant.
Upon exercise of the options, GXS Holdings has the right to repurchase the common stock for the lower of fair market value or the exercise price following termination of employment for cause or for fair market value following termination for other than cause. The repurchase right terminates upon the earlier of an initial public offering, which raises proceeds of at least $75,000, or twelve months from the date of termination of employment. Fair market value is determined by the price of the stock on the last date before determination, if publicly traded, or by a committee of board of directors.
In addition, the Company granted 40 options to purchase preferred stock to one of its employees.

(14)	Contingencies
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
During 2002, 2003 and 2004 the Company entered into a series of restructuring activities in response to lower than expected market demand. During 2002 and 2003 the Company took actions to reduce the size of its back

GXS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
office activities, professional services and sales organizations and in 2003 actions were taken to darken a portion of the headquarters facility. The 2002 activities included the termination of approximately 300 people resulting in a restructuring and related charge of $18,406, principally related to severance and related termination costs, costs associated with the closings of sales, services and engineering facilities and buy-out of certain equipment operating leases.
The 2003 activities included the termination of approximately 90 people resulting in a restructuring and related charge of approximately $26,671, principally related to severance and related termination costs and costs associated with the closing of facility space.
In 2004, the Company announced a restructuring program which included consolidating development and operations functions, streamlining business processes, making technology investments to lower its worldwide service delivery costs and vacating additional facilities. As a result, during the year ended December 31, 2004, the Company incurred approximately $26,438 in restructuring costs. The Company reduced its global employee workforce by approximately 200 positions by the end of calendar year 2004 from the level that existed as of June 8, 2004.
The amounts recorded in 2003 and 2004 are net of amounts the Company expects to receive from subleasing vacated space at its headquarters. The facility charge was determined by discounting the net future cash obligation of the existing lease less anticipated rental receipts to be received from existing and potential subleases. This requires significant judgments about the length of time the space will remain vacant, anticipated cost escalators and operating costs associated with the leases, the market rate at which the space will be subleased, and broker fees or other costs necessary to market the space. These judgments were based upon independent market analysis and assessment from experienced real estate brokers.
The following is a summary of the Company’s restructuring activities and the related obligations for the years ended December 31, 2002, 2003 and 2004:

	Restructuring Activities — Severance

	2002	2003	2004
	and Prior	Plan	Plan	Total

Balance as of January 1, 2002	$28	$—	$—	$28
Restructuring expense	10,967	—	—	10,967
Payments and other adjustments	(10,661)	—	—	(10,661)

Balance as of December 31, 2002	334	—	—	334
Restructuring expense		13,573	—	13,573
Payments and other adjustments	(334)	(3,981)	—	(4,315)

Balance as of December 31, 2003	—	9,592	—	9,592
Restructuring expense (adjustment)		(124)	20,482	20,358
Payments and other adjustments		(9,151)	(14,468)	(23,619)

Balance as of December 31, 2004	$—	$317	$6,014	$6,331

GXS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

	Restructuring Activities — Facilities

	2002	2003	2004
	and Prior	Plan	Plan	Total

Balance as of January 1, 2002	$—	$—	$—	$—
Restructuring expense	2,824	—	—	2,824
Payments and other adjustments	(367)	—	—	(367)

Balance as of December 31, 2002	2,457	—	—	2,457
Restructuring expense	—	12,650	—	12,650
Payments and other adjustments	(2,457)	(404)	—	(2,861)

Balance as of December 31, 2003	—	12,246	—	12,246
Restructuring expense	—	67	6,013	6,080
Payments and other adjustments	—	(2,273)	457	(1,816)

Balance as of December 31, 2004	$—	$10,040	$6,470	$16,510

	Restructuring Activities — Other

	2002	2003	2004
	and Prior	Plan	Plan	Total

Balance as of January 1, 2002	$—	$—	$—	$—
Restructuring expense	4,615	—	—	4,615
Payments and other adjustments	(4,615)	—	—	(4,615)

Balance as of December 31, 2002	—	—	—	—
Restructuring expense	—	448	—	448
Payments and other adjustments	—	(448)	—	(448)

Balance as of December 31, 2003	$—	$—	$—	$—

The current portion of the above obligations totaled $14,113 and $11,639 for 2003 and 2004, respectively, and are included in accrued expenses and other liabilities in the balance sheet. The long-term portion of the above obligations totaled $7,725 and $11,202 for 2003 and 2004, respectively, and are included in other liabilities in the balance sheet.

(16)	Asset Impairment Charges
During the years ended December 31, 2003 and 2004, the Company recorded impairment charges of $6,500 and $6,509, respectively, related to certain internally developed software for which management has estimated that future cash flows will be less than the carrying value of the software. During the year ended December 31, 2002, the Company recorded an impairment charge of $5,425 primarily related to certain software under development for which the plans to deploy were curtailed.

(17)	Acquisitions
On June 3, 2003, pursuant to a contract with GXS Holdings, Global eXchange Services, Inc. acquired substantially all of the assets of Celarix related to its logistics integration and visibility solutions business. Celarix’s logistics integration and visibility solutions help organizations to connect to logistics trading partners and retrieve, use and share shipment status information through their supply chains. The acquisition was completed to add a product offering to the Company’s existing suite of services. In consideration of the acquired assets, GXS Holdings issued 5,819 shares of preferred stock and 145,464 shares of common stock and the Company assumed liabilities related to existing customer contracts of Celarix. The Company

GXS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
estimated the value of the GXS Holdings preferred stock and common stock issued to be approximately $600 and the value of the assumed liabilities to be approximately $1,300. The aggregate purchase price including the fair value of assumed liabilities was assigned to the assets acquired as follows:

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
A summary of the estimated purchase price and the related allocation follows. Identifiable intangible assets principally consist of customer relationships, PIM software and Order Management software which will be amortized over five years. Amortization expense of $2,017 was recorded in 2004 and amortization expense of $2,305 will be recorded in 2005, 2006, 2007 and 2008.

Cash	$15,001
Estimated fair value of capital stock issued by GXS Holdings, Inc.	15,000

Total purchase price	$30,001

Cash	$4,526
Other current assets	2,142
Property and equipment	155
Estimated fair value of liabilities assumed	(3,216)
Identifiable intangible assets	12,225
Goodwill	13,292
Other assets	877

$30,001

The consolidated statements of operations include the results of Celarix and HAHT from the dates of their respective acquisitions.
On a pro forma basis, assuming the acquisitions had been consummated on January 1, 2003, the Company’s unaudited revenue and net loss for the years ended December 31, 2003 and 2004 and would have been as follows:

	2003	2004

Revenue	$377,043	$329,861
Net loss	$(313,298)	$(85,150)

GXS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

(18)	Other Income (Expense), net
Other income (expense), net consisted of the following for the years ended December 31:

	2002	2003	2004

Gains (losses) on foreign currency transactions	$(1,062)	$533	$1,518
Minority interest	545	507	463
Investment banking fees	—	—	(750)
Other, net	434	208	99

	$(83)	$1,248	$1,330

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

GXS CORPORATION AND SUBSIDIARIES
Consolidating Balance Sheet
December 31, 2003

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$19,389	$27,341	$—	$46,730
Receivables	—	33,963	28,365	—	62,328
Other current assets	15	8,750	1,624	—	10,389
Advances to subsidiaries	262	176,669	96,517	(273,448)	—

Total current assets	277	238,771	153,847	(273,448)	119,447
Investments in affiliates	—	2,403	526	—	2,929
Investments in subsidiaries	203,797	33,472	—	(237,269)	—
Property and equipment, net	235	127,476	4,990	—	132,701
Goodwill, net	—	6,953	4,976	—	11,929
Other noncurrent assets	10,659	4,204	5,431	(11,750)	8,544
Deferred financing costs	15,886	—	—	—	15,886

	$230,854	$413,279	$169,770	$(522,467)	$291,436

LIABILITIES, MINORITY INTEREST, AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Trade payables	$1,311	$7,495	$3,333	$—	$12,139
Other current liabilities	15,319	40,797	17,657	—	73,773
Advances from affiliates	33,439	136,299	103,710	(273,448)	—

Total current liabilities	50,069	184,591	124,700	(273,448)	85,912
Long-term debt	405,520	—	—	—	405,520
Other liabilities	—	24,891	10,788	(11,750)	23,929

Total liabilities	455,589	209,482	135,488	(285,198)	515,361
Minority interest	—	—	810	—	810
Stockholder’s equity (deficit)	(224,735)	203,797	33,472	(237,269)	(224,735)

	$230,854	$413,279	$169,770	$(522,467)	$291,436

GXS CORPORATION AND SUBSIDIARIES
Consolidating Balance Sheet
December 31, 2004

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$7,522	$16,966	$—	$24,488
Receivables	—	25,281	33,600	—	58,881
Other current assets	149	6,466	8,326	—	14,941
Advances to subsidiaries	20,410	230,093	139,511	(390,014)	—

Total current assets	20,559	269,362	198,403	(390,014)	98,310
Investments in affiliates	—	1,560	341	—	1,901
Investments in subsidiaries	105,877	(11,841)	—	(94,036)	—
Property and equipment, net	235	98,098	3,323	—	101,656
Goodwill, net	—	19,701	6,059	—	25,760
Other noncurrent assets	1,484	20,395	5,650	(11,750)	15,779
Deferred financing costs	12,279	—	—	—	12,279

	$140,434	$397,275	$213,776	$(495,800)	$255,685

LIABILITIES, MINORITY INTEREST, AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Trade payables	$1,311	$11,081	$3,095	$—	$15,487
Other current liabilities	21,094	39,167	31,453	—	91,714
Advances from affiliates	—	212,090	177,924	(390,014)	—

Total current liabilities	22,405	262,338	212,472	(390,014)	107,201
Long-term debt	406,489	—	—	—	406,489
Other liabilities	—	29,060	12,798	(11,750)	30,108

Total liabilities	428,894	291,398	225,270	(401,764)	543,798
Minority interest	—	—	347	—	347
Stockholder’s equity (deficit)	(288,460)	105,877	(11,841)	(94,036)	(288,460)

	$140,434	$397,275	$213,776	$(495,800)	$255,685

GXS CORPORATION AND SUBSIDIARIES
Consolidating Statement of Operations and Comprehensive Income (Loss)
Year ended December 31, 2002

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

	(In thousands)
Revenues	$—	$349,903	$133,857	$(74,306)	$409,454
Costs and operating expenses	1,109	318,827	114,184	(74,306)	359,814
Restructuring and related charges	—	10,965	7,441	—	18,406
Asset impairment charges	—	5,425	—	—	5,425
Corporate charge from General Electric Company	—	7,331	—	—	7,331

Operating income (loss)	(1,109)	7,355	12,232	—	18,478
Other income (expense), net	(28,123)	(23,430)	3,476	—	(48,077)

Income (loss) before income taxes	(29,232)	(16,075)	15,708	—	(29,599)
Provision (benefit) for income taxes	(11,547)	10,157	11,248	—	9,858

Income (loss) before equity in income (loss) of subsidiaries	(17,685)	(26,232)	4,460	—	(39,457)
Equity in income (loss) of subsidiaries	(21,772)	4,460	—	17,312	—

Net income (loss)	(39,457)	(21,772)	4,460	17,312	(39,457)
Foreign currency translation adjustments	—	—	9,671	—	9,671

Comprehensive income (loss)	$(39,457)	$(21,772)	$14,131	$17,312	$(29,786)

GXS CORPORATION AND SUBSIDIARIES
Consolidating Statement of Operations and Comprehensive Income (Loss)
Year ended December 31, 2003

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

	(In thousands)
Revenues	$—	$314,439	$140,352	$(91,322)	$363,469
Costs and operating expenses	192	290,364	120,255	(91,322)	319,489
Restructuring and related charges	—	25,987	684	—	26,671
Asset impairment charges	—	6,500	—	—	6,500

Operating income (loss)	(192)	(8,412)	19,413	—	10,809
Other income (expense), net	(57,647)	4,939	(1,788)	—	(54,496)

Income (loss) before income taxes	(57,839)	(3,473)	17,625	—	(43,687)
Provision (benefit) for income taxes	(1,485)	251,988	9,087	—	259,590

Income (loss) before equity in income (loss) of subsidiaries	(56,354)	(255,461)	8,538	—	(303,277)
Equity in income (loss) of subsidiaries	(246,923)	8,538	—	238,385	—

Net income (loss)	(303,277)	(246,923)	8,538	238,385	(303,277)
Foreign currency translation adjustments	—	—	4,509	—	4,509

Comprehensive income (loss)	$(303,277)	$(246,923)	$13,047	$238,385	$(298,768)

GXS CORPORATION AND SUBSIDIARIES
Consolidating Statement of Operations and Comprehensive Income (Loss)
Year ended December 31, 2004

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

	(In thousands)
Revenues	$—	$263,715	$162,452	$(97,570)	$328,597
Costs and operating expenses	—	283,570	122,864	(97,570)	308,864
Restructuring and related charges	—	13,197	13,241	—	26,438
Asset impairment charges	—	6,509	—	—	6,509

Operating income (loss)	—	(39,561)	26,347	—	(13,214)
Other income (expense), net	42,569	(100,911)	(2,628)	—	(60,970)

Income (loss) before income taxes	42,569	(140,472)	23,719	—	(74,184)
Provision for income taxes	—	6,638	4,058	—	10,696

Income (loss) before equity in income (loss) of subsidiaries	42,569	(147,110)	19,661	—	(84,880)
Equity in income (loss) of subsidiaries	(127,449)	19,661	—	107,788	—

Net income (loss)	(84,880)	(127,449)	19,661	107,788	(84,880)
Unrealized gain on marketable equity securities	—	193	—	—	193
Foreign currency translation adjustments	—	—	(286)	—	(286)

Comprehensive income (loss)	$(84,880)	$(127,256)	$19,375	$107,788	$(84,973)

GXS CORPORATION AND SUBSIDIARIES
Consolidating Statement of Cash Flows
Year ended December 31, 2002

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(39,457)	$(21,772)	$4,460	$17,312	$(39,457)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	46,354	1,414	—	47,768
Asset impairment charge	—	5,425	—	—	5,425
Deferred income taxes	—	18,417	(20,205)	—	(1,788)
Minority interest	—	—	(545)	—	(545)
Equity in net (income) loss of subsidiaries	21,772	(4,460)	—	(17,312)	—
Changes in operating assets and liabilities, net	(11,212)	(20,348)	29,325	—	(2,235)

Net cash provided by (used in) operating activities	(28,897)	23,616	14,449	—	9,168

Cash flows for investing activities:
Purchases of property and equipment	—	(36,786)	(1,029)	—	(37,815)
Acquisition of minority interests in affiliates	—	(6,000)	—	—	(6,000)

Net cash used in investing activities	—	(42,786)	(1,029)	—	(43,815)

Cash flows from financing activities:
Distribution to General Electric Company in connection with recapitalization	(350,000)	—	—	—	(350,000)
Net contributions from General Electric Company and affiliates	—	41,006	26,933	—	67,939
Advance (to) from subsidiaries	(19,044)	10,435	8,609	—	—
Repayment of short-term borrowings, net	—	—	(43,922)	—	(43,922)
Proceeds from issuance of long-term debt	410,000	—	—	—	410,000
Payment of long-term debt	(438)	—	—	—	(438)
Payment of capital lease obligation	—	(18,464)	—	—	(18,464)
Payment of financing costs	(11,621)	—	—	—	(11,621)
Capital contribution from General Electric Company	—	3,040	—	—	3,040

Net cash provided by (used in) financing activities	28,897	36,017	(8,380)	—	56,534

Effect of exchange rate changes on cash	—	—	813	—	813

Increase in cash and cash equivalents	—	16,847	5,853	—	22,700
Cash and cash equivalents, beginning of year	—	5,093	9,540	—	14,633

Cash and cash equivalents, end of year	$—	$21,940	$15,393	$—	$37,333

GXS CORPORATION AND SUBSIDIARIES
Consolidating Statement of Cash Flows
Year ended December 31, 2003

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(303,277)	$(246,923)	$8,538	$238,385	$(303,277)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	44,564	2,782	—	47,346
Asset impairment charges	—	6,500	—	—	6,500
Deferred income taxes	257,938	(4,013)	9,497	—	263,422
Gain on sale of assets	—	(700)	—	—	(700)
Write-off of deferred financing costs	5,548	—	—	—	5,548
Amortization of deferred financing costs and debt discount	3,558	—	—	—	3,558
Minority interest	—	—	(507)	—	(507)
Equity in net (income) loss of subsidiaries	246,923	(8,538)	—	(238,385)	—
Changes in operating assets and liabilities, net	(205,666)	233,203	(10,665)	—	16,872

Net cash provided by operating activities	5,024	24,093	9,645	—	38,762

Cash flows for investing activities:
Purchases of property and equipment	(91)	(27,244)	(2,060)	—	(29,395)
Proceeds from sale of assets	—	600	—	—	600

Net cash used in investing activities	(91)	(26,644)	(2,060)	—	(28,795)

Cash flows from financing activities:
Net contributions from General Electric Company and affiliates	12,456	—	—	—	12,456
Repayment of long-term debt	(174,562)	—	—	—	(174,562)
Proceeds from long-term debt issuances	169,750	—	—	—	169,750
Payment of financing costs	(12,577)	—	—	—	(12,577)

Net cash used in financing activities	(4,933)	—	—	—	(4,933)

Effect of exchange rate changes on cash	—	—	4,363	—	4,363

Increase (decrease) in cash and cash equivalents	—	(2,551)	11,948	—	9,397
Cash and cash equivalents, beginning of year	—	21,940	15,393	—	37,333

Cash and cash equivalents, end of year	$—	$19,389	$27,341	$—	$46,730

GXS CORPORATION AND SUBSIDIARIES
Consolidating Statement of Cash Flows
Year ended December 31, 2004

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(84,880)	$(127,449)	$19,661	$107,788	$(84,880)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	49,370	2,335	—	51,705
Asset impairment charges	—	6,509	—	—	6,509
Deferred income taxes	—	100	3,264	—	3,364
Amortization of deferred financing costs and debt discount	4,705	—	—	—	4,705
Minority interest	—	—	(463)	—	(463)
Equity in net (income) loss of subsidiaries	127,449	(19,661)	—	(107,788)	—
Changes in operating assets and liabilities, net	(53,322)	116,219	(35,801)	—	27,096

Net cash provided by (used in) operating activities	(6,048)	25,088	(11,004)	—	8,036

Cash flows for investing activities:
Purchases of property and equipment	—	(27,231)	(668)	—	(27,899)
Purchase of HAHT, net of $4,526 cash acquired	—	(9,724)	—	—	(9,724)

Net cash used in investing activities	—	(36,955)	(668)	—	(37,623)

Cash flows from financing activities:
Net contributions from General Electric Company and affiliates	6,177	—	—	—	6,177
Borrowings under revolving credit facility	14,100	—	—	—	14,100
Repayments under revolving credit facility	(14,100)	—	—	—	(14,100)
Payment of financing costs	(129)	—	—	—	(129)

Net cash provided by financing activities	6,048	—	—	—	6,048

Effect of exchange rate changes on cash	—	—	1,297	—	1,297

Decrease in cash and cash equivalents	—	(11,867)	(10,375)	—	(22,242)
Cash and cash equivalents, beginning of year	—	19,389	27,341	—	46,730

Cash and cash equivalents, end of year	$—	$7,522	$16,966	$—	$24,488

Independent Auditors’ Report
The Board of Directors and Stockholders
Global eXchange Services Limited:
We have audited the accompanying consolidated balance sheets of Global eXchange Services Limited (“GXS” or “the Company”) as at 31 December 2004 and 2003 and the related profit and loss accounts for each of the years in the three-year period ended 31 December 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GXS as at 31 December 2004 and 2003 and the results of their operations for each of the years in the three-year period ended 31 December 2004, in conformity with generally accepted accounting principles in the United Kingdom.
Accounting principles generally accepted in the United Kingdom vary in certain significant respects from accounting principles generally accepted in the United States of America. Information relating to the nature and effect of such differences is summarized in note 24 to the consolidated financial statements.
KPMG Audit Plc
/s/ KPMG Audit Plc
London, United Kingdom
24 February 2005

Global eXchange Services Limited
(Formerly GE Information Services limited)
31 December 2004
Consolidated profit and loss account
for the year ended 31 December

		2004
	Note	£000	2003 £000	2002 £000

Turnover	3	29,251	32,852	37,475
Cost of sales		(6,589)	(8,816)	(10,665)

Gross profit		22,662	24,036	26,810
Administrative expenses		(9,905)	(15,571)	(15,011)
Other operating income		430	642	691

Operating profit		13,187	9,107	12,490
Exceptional charge	8	—	(751)	—
Interest receivable and similar income	9	2,075	1,430	768
Interest payable and similar charges	10	—	—	—

Profit on ordinary activities before taxation	4	15,262	9,786	13,258
Tax on profit on ordinary activities	11	(4,649)	(2,944)	(4,374)

Profit on ordinary activities after taxation		10,613	6,842	8,884
Dividends paid and proposed on preferred shares (net of capital contribution of £1,212,000 in 2003)	12	(282)	(999)	702

Retained profit for the financial year	20	10,331	5,843	9,586
Retained profit brought forward		21,518	15,675	6,089

Retained profit carried forward	20	31,849	21,518	15,675

The notes on pages 85 to 101 form part of these consolidated financial statements.
The movement in reserves is shown in note 21 to these consolidated financial statements.
The results in the above profit and loss account relate entirely to continuing operations.
The group has no recognised gains and losses other than those included in the profit and loss account above and therefore no separate statement of total recognised gains and losses has been presented.

Global eXchange Services Limited
(Formerly GE Information Services limited)
31 December 2004
Consolidated balance sheet
at 31 December

			2004	2003	2003
	Note	2004 £000	£000	£000	£000

Fixed assets
Intangible assets	13		1		355
Tangible assets	14		274		703

			275		1,058
Current assets
Debtors: amounts falling due within one year	15	13,911		14,643
Debtors: amounts falling due after more than one year	15	49,833		34,090
Cash at bank and in hand		1,639		3,230

		65,383		51,963
Creditors: amounts falling due within one year	16	(11,694)		(9,649)

Net current assets			53,689		42,314

Total assets less current liabilities			53,964		43,372
Provisions for liabilities and charges	17		(1,115)		(854)

Net assets			52,849		42,518

Capital and reserves
Called up share capital	19		21,000		21,000
Profit and loss account			31,849		21,518

Shareholders’ funds
Equity			33,849		23,518
Non-equity	19		19,000		19,000

			52,849		42,518

Global eXchange Services Limited
(Formerly GE Information Services limited)
31 December 2004
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
d)     Fixed assets and depreciation
Depreciation is provided to write off the cost less the estimated residual value of tangible fixed assets by equal instalments over their estimated useful economic lives as follows:
i)     Plant and machinery
Plant and other equipment are depreciated at the following rates:

Year of acquisition	7%
First year	25%
Second year	22%
Third year	18%
Fourth year	16%
Fifth year	12%
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
e)     Cash flow statement
Under FRS1 “Cash flow statements’ (revised 1996) the Company is exempt from the requirement to prepare a cash flow statement. Exemption is on the grounds that it is a wholly owned subsidiary undertaking and its

Global eXchange Services Limited
Notes — (Continued)
cash flows appear in a consolidated cash flow statement in the ultimate parent company’s financial statements which are available to the public.
f)     Transactions with related parties
The Company, as a subsidiary undertaking of Acquisition UK Limited (see note 2, Ultimate parent company), has taken advantage of an exemption contained in FRS 8 “Related Party Disclosures’, in preparing its accounts. This exemption allows the Company not to disclose details of transactions with other group companies or investees of the group qualifying as related parties, as the consolidated accounts of Acquisition UK Limited, in which the Company is included, are available to the public.
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

Global eXchange Services Limited
Notes — (Continued)
l)     Turnover
The Company generates revenues from three principal sources:
Transaction Processing — The Company earns transaction processing fees from facilitating the exchange of business documents among the Company’s computer systems and those of their trading partners. These revenues are based on a per transaction fee and are recognized in the period the related transaction is processed. Revenue on contracts with monthly or quarterly minimum transaction levels is recognized based on the greater of actual transactions or the specified contract minimum amounts.
Software Licensing — The Company earns revenue from the licensing of software applications that facilitate and automate the exchange of information among disparate business systems and applications. Revenues are recognised when the license agreement is signed, the license fee is fixed and determinable, delivery has occurred, and collection is probable. Revenue from licensing software that requires significant customisation and modification or where services are otherwise considered essential to the functionality of the software are recognised using the percentage of completion method, based on the costs incurred in relation to the total estimated costs of the contract. Revenue from hosted software applications are recognized rateably over the hosting period unless the customer has the contractual right to take possession of the software without significant penalty and it is feasible for the customer to use the software with its own hardware or contract with another party unrelated to the Company to host the software, then the revenue is immediately recognised.
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
Royalty Income — In previous years the Company earned royalty income of 50% on global sales of Edi*Switch and Enterprise products. In 2004, by Shareholder Agreement, the royalty rate on such sales was reduced to 10%.
m)     US management charges
In 2003 and 2004 the Company has been assessed management charges by its US parent in respect of costs incurred in the US on its behalf.
n)     Basis of consolidation
The consolidated financial statements incorporate the financial statements of the parent company and its subsidiary undertaking, International Network Services Limited, made up to 31 December 2004. The acquisition method of accounting has been adopted.

2	Ultimate parent company and parent undertaking of larger group of which the company is a member
The Company’s immediate parent undertaking and controlling entity for the period until 27 September 2002, was GE Information Services Inc. (a company incorporated in the United States of America). With effect from 27 September 2002, as a result of the recapitalization transaction the Company’s immediate parent undertaking and controlling entity was GXS International Inc. (a company incorporated in the United States of America). On 31 December 2002 GXS International Inc. transferred its beneficial interest in the Company

Global eXchange Services Limited
Notes — (Continued)
to Acquisition UK Ltd (a company incorporated in the United Kingdom). With effect from 31 December 2002 Acquisition UK Limited is the Company’s immediate parent.
The largest group in which the results of the Company are consolidated is that headed by the Company’s ultimate parent undertaking and controlling entity, Global Acquisition Co. (a company incorporated in the United States of America). The consolidated financial statements of this company are available to the public and may be obtained from 2822, Sand Hill Road, Suite 280 Menlo Park, California 94025, USA.

3	Analysis of turnover on ordinary activities before taxation

	2004	2003	2002
	£000	£000	£000

By geographical market
United Kingdom — to third parties	28,075	31,425	31,564
Rest of Europe — to third parties	281	586	565
Other — to third parties	403	131	—
Other — to group undertakings	492	710	5,346

	29,251	32,852	37,475

4	Profit on ordinary activities before taxation

	2004	2003	2002
	£000	£000	£000

Profit on ordinary activities before taxation is stated after charging/(crediting):
Auditors’ remuneration:
— audit	104	148	35
— other services	61	176	69
Depreciation and amounts written off:
— owned tangible fixed assets	212	310	448
— goodwill	—	1,363	1,486
— other intangible assets	167	249	293
Loss on sale of tangible fixed assets	319	1	52
Foreign exchange losses/(gains)	567	(225)	172
Operating lease rentals:
— plant and machinery	31	76	73
— land and buildings	—	1,038	1,062

Global eXchange Services Limited
Notes — (Continued)

5	Remuneration of directors

	2004	2003	2002
	£000	£000	£000

Directors’ emoluments	476	644	638

	476	644	638
Company contributions to pension schemes	30	39	21
Compensation for loss of office	—	—	192

	506	683	851

The aggregate of emoluments and amounts receivable under long-term incentive schemes of the highest paid director was £195,000 (2003: £290,000; 2002: £428,000).

	Number of Directors

	2004	2003	2002

Retirement benefits are accruing to the following number of directors under:
Money purchase schemes	3	4	—
Defined benefit schemes	—	—	4

6	Staff numbers and costs
The average number of persons employed by the company (including directors) during the year, analysed by category, was as follows:

	Number of Employees

	2004	2003	2002

Sales and sales support	76	86	46
Technical development	14	21	49
Administration	23	28	44

	113	135	139

The aggregate payroll costs of these persons were as follows:

	2004	2003	2002
	£000	£000	£000

Wages and salaries	6,065	6,457	7,925
Social security costs	661	687	1,102
Other pension costs	593	713	431
Additional pension payment to GE Pension Schemes (see note 8, Exceptional charge)	—	751	—

	7,319	8,608	9,458

Global eXchange Services Limited
Notes — (Continued)

7	Redundancy Costs

	2004	2003	2002
	£000	£000	£000

Paid during the year	656	310	1,307
Accrued	—	—	79

	656	310	1,386

8	Exceptional Charges

	2004	2003	2002
	£000	£000	£000

Pensions Charge	—	751	—

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
An identical contribution was made by GE into the GE Supplementary Pension Scheme of £20,500 and the GE (USA) Pension Trustees Limited of £730,000. This payment was made due to a signed agreement between GE and Global eXchange Services Limited that they would equally pay to settle the employee pension claim.

9	Interest receivable and similar income

	2004	2003	2002
	£000	£000	£000

Receivable from group undertakings	2,032	1,391	539
Other interest receivable	43	39	229

	2,075	1,430	768

10	Interest payable and similar charges

	2004	2003	2002
	£000	£000	£000

Other interest payable		—	—

	—	—	—

Global eXchange Services Limited
Notes — (Continued)

11	Taxation
Analysis of charge in period

	2004		2003		2002
	£000	£000	£000	£000	£000	£000

UK corporation tax
Current tax on income for the period	4,442		2,951		4,295
Adjustments in respect of prior periods	95		—		—

		4,537		2,951		4,295

Total current tax		4,537		2,951		4,295
Deferred tax (see note 18)
Origination/reversal of timing differences	246		(7)		79
Adjustments in respect of prior periods	(134)		—		—

Total deferred tax		112		(7)		79

Tax on profit on ordinary activities		4,649		2,944		4,374

Factors affecting the tax charge for the current period
The current tax charge for the period is lower (2003: higher; 2002: higher) than the standard rate of corporation tax in the UK 30%. The differences are explained below.

	2004	2003	2002
	£000	£000	£000

Current tax reconciliation
Profit on ordinary activities before tax	15,262	9,786	13,258

Current tax at 30%	4,579	2,936	3,977
Effects of:
Expenses not deductible for tax purposes	109	11	20
Timing differences	(201)	56	(71)
Depreciation for period in excess of capital allowances	(45)	384	438
Non-taxable income	—	—	(69)
Utilisation of tax losses from other group companies	—	(436)	—
Adjustments to tax charge in respect of previous periods	95	—	—

Total current tax charge (see above)	4,537	2,951	4,295

The company has claimed tax losses from Acquisition UK Limited, a group company, in order to reduce its taxable profits. No consideration was paid by the Company for such losses in 2003.

Global eXchange Services Limited
Notes — (Continued)

12	Dividends and other appropriations

	2004	2003	2002
	£000	£000	£000

Non-equity shares:
Final dividend proposed	282	999	510
Capital contribution made	—	—	(1,212)

	282	999	(702)

The aggregate amount of proposed dividends is £653,000 (2003: £999,000; 2002: £510,000) and an adjustment of £371,000 was made in 2004 for dividends over accrued in previous years.
A capital contribution of £1,212,000 was made in relation to dividends overpaid in previous years.

13	Intangible fixed assets

	Other
	Intangible
	Assets	Goodwill	Total
	£000	£000	£000

Cost
At beginning of year	1,346	16,055	17,401
Additions	1	—	1
Retirements	(434)	—	(434)

At end of year	913	16,055	16,968

Amortisation
At beginning of year	991	16,055	17,046
Charged in year	167		167
Retirements	(246)		(246)

At end of year	912	16,055	16,967

Net book value
At 31 December 2004	1	—	1

At 31 December 2003	355	—	355

Global eXchange Services Limited
Notes — (Continued)

14	Tangible fixed assets

	Short Leasehold	Plant and
	Land and	Machinery	Total
	Buildings £000	£000	£000

Cost
At beginning of year	1,426	1,826	3,252
Additions	34	68	102
Disposals	(1,114)	(29)	(1,143)

At end of year	346	1,865	2,211

Depreciation
At beginning of year	998	1,551	2,549
Charge for year	43	169	212
On disposals	(809)	(15)	(824)

At end of year	232	1,705	1,937

Net book value
At 31 December 2004	114	160	274

At 31 December 2003	428	275	703

No assets held at 31 December 2004 were the subject of hire purchase or finance leases (2003: £nil; 2002: £nil).

15	Debtors

	2004	2003
	£000	£000

Amounts due within one year:
Trade debtors	8,366	6,068
Amounts owed by group undertakings	3,810	7,865
Corporation tax	1,072	—
Other debtors	—	111
Prepayments and accrued income	663	599

	13,911	14,643

Amounts due after more than one year:
Deferred tax asset (see note 18)	509	622
Amounts owed by group undertakings	49,324	33,468

	49,833	34,090

Global eXchange Services Limited
Notes — (Continued)

16	Creditors: amounts falling due within one year

	2004	2003
	£000	£000

Trade creditors	115	103
Amounts owed to group undertakings	5,169	5,994
Corporation tax	—	275
Other taxes and social security	720	—
Accruals and deferred income	5,047	2,612
Other creditors	643	665

	11,694	9,649

17	Provisions for liabilities and charges

	Dilapidations to
	Properties as
	Required by	Onerous	Other
	Rental	Lease	Provisions	Total
	Agreements £000	£000	£000	£000

At beginning of year	487	295	72	854
Charge/credit to the profit and loss for the year	(100)	(115)	(50)	(265)
Additional amounts provided	28	498	—	526

At end of year	415	678	22	1,115

The leases stipulate that the Company must maintain the buildings in a reasonable condition and that the buildings are reviewed and refurbished every 5 years.
The onerous lease relates to the Shortland Building that GXS sub-leased to a GE Company and also to a vacated floor in a leasehold building in Sunbury on Thames. The amount provided is the rental cost to GXS until the expiration of the lease in 2006 and 2012 respectively.

18	Deferred tax
The elements of deferred taxation are as follows:

	2004	2003
	£000	£000

Difference between accumulated depreciation and amortisation and capital allowances	431	447
Other timing differences	78	175

Deferred tax asset (see note 15)	509	622

Global eXchange Services Limited
Notes — (Continued)

19	Called up share capital

	2004 £000	2003 £000

Authorised
Equity: 5,000,000 Ordinary shares of £1 each	5,000	5,000
Non equity: 6,666,660 Floating rate cumulative redeemable Preference shares of £28.50 each	190,000	190,000

	195,000	195,000

Allotted, called up and fully paid
Equity: 2,000,000 Ordinary shares of £1 each	2,000	2,000
Non equity: 666,666 Floating rate cumulative redeemable preference shares of £28.50 each	19,000	19,000

	21,000	21,000

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

20	Reconciliation of movements in shareholders’ funds

	Called-up Share	Profit and Loss	Shareholders’
	Capital	Account	Funds
	£000	£000	£000

1 January 2004	21,000	21,518	42,518
Retained profit for the year	—	10,331	10,331

31 December 2004	21,000	31,849	52,849

Shareholder’s funds are apportioned as follows:

	2004			2003

	Equity	Non-Equity	Total	Equity	Non-Equity	Total
	£000	£000	£000	£000	£000	£000

Ordinary shares of £1.00 each	33,849	—	33,849	23,518	—	23,518
Preferred shares of £28.50 each	—	19,000	19,000	—	19,000	19,000

	33,849	19,000	52,849	23,518	19,000	42,518

21	Reserves

Profit
and Loss Account
£000

1 January 2004	21,518
Retained profit for the year	10,331

31 December 2004	31,849

Global eXchange Services Limited
Notes — (Continued)

22	Operating leases
Annual commitments under non-cancellable operating leases are as follows:

	2004			2003

		Plant and			Plant and
	Other	Machinery	Total	Other	Machinery	Total
	£000	£000	£000	£000	£000	£000

Expiring within:
1 year	—	38	38	52	11	63
2-5 years	—	32	32	—	89	89
Over 5 years	672	—	672	712	—	712

	672	70	742	764	100	864

23	Pension scheme
a)     Defined Benefit Pension Schemes
The employees of the Company participated in two funded defined benefit pension schemes, the GE Pension Plan and General Electric (USA) Supplementary Pension Scheme, providing benefits based on final pensionable pay. Contributions were based on pension costs across the Company. Because the Company was unable to identify its share of the scheme assets and liabilities on a consistent and reasonable basis, the scheme had been accounted for by the Company as a defined contribution scheme. The employees have become deferred members of the GE Pension Scheme in September 2004.
The latest full actuarial valuation of the GE Pension Plan was carried out at 5 April 2003 by a qualified independent actuary. At this date there was a funding deficit of £82,780,000 and a funding level of 68%.
The actuarial valuation showed that the market value of the General Electric (USA) Supplementary Pension Scheme amounted to approximately £11,100,000. The actuarial valuation of the assets was sufficient to meet 103% of accrued liabilities of the scheme.
The pension charge for the year through September 2003 was £517,000. Contributions to the scheme were charged to the profit and loss account so as to spread the cost of pensions over employees’ working lives.
b     Defined Contribution Pension Scheme
The Company now operates a defined contribution pension scheme. The pension cost charge for the period represents contributions payable by the company to the scheme and amounted to £593,000 (2003:£196,000).
There are outstanding contributions at the beginning of the financial year of £48,000 and at the end of the financial year of £43,000.

24	Significant differences between United Kingdom and United States generally accepted accounting principles
The Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United Kingdom (“UK GAAP’), which differ in certain material respects from those applicable in the United States (“US GAAP’). The significant differences and adjustments considered

Global eXchange Services Limited
Notes — (Continued)
necessary to reflect retained profit for the financial year (“Net Income’) and shareholders’ funds (“Shareholders’ Equity’) in accordance with US GAAP are set out below:
a)     Goodwill
Under US GAAP SFAS No 142 “Goodwill and other intangible assets’ requires that goodwill arising from business combinations is not amortised but rather is subject to impairment testing at least annually and more frequently if circumstances warrant. An impairment loss is recognised to the extent that the carrying value of goodwill exceeds the implied fair value of goodwill. SFAS No 142 is effective for the Company for the fiscal year ended 31 December 2002. No impairment loss has been recognised as a result of applying SFAS No 142.
In the UK GAAP financial statements, goodwill recognised on the acquisition of International Network Services Ltd (“INS”) has been capitalised and is being amortised on a straight-line basis over 10 years. As of 31 December 2004 the INS goodwill has been fully amortised.
The application of US GAAP with respect to the accounting for goodwill results in an increase to Net Income and Shareholders’ Equity representing the amortisation charge recognised in the UK GAAP financial statements but reversed for the purpose of the US GAAP financial statements.
If goodwill was not subject to amortisation, Net Income and Shareholders’ Equity under US GAAP for the fiscal year ended 31 December 2002 would have increased by £1,486,000.
b)     Preference shares and dividends
In May 2003, SFAS 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (FAS 150) was issued which stipulated that financial instruments must be classified as either a debt or equity instrument. The redeemable preference shares issued by the Company qualify for debt classification under SFAS 150. According to the transition provisions of SFAS 150 and the related FASB Staff Positions the Company must adopt the classification requirements but indefinitely defer the measurement provisions for fiscal periods beginning after 15 December 2003 and restatement of prior periods is not permitted.
For the year ended 31 December 2004, the redeemable preference shares are recorded as liabilities under US GAAP at the redemption value with accrued dividends to date. This results in a decrease to US GAAP shareholders’ equity.
Prior to the adoption of SFAS 150 the application of US GAAP resulted in the presentation of the redeemable preference shares in a separate classification between debt and shareholders’ equity, known as the “mezzanine” level. This also resulted in a decrease to US GAAP Shareholders’ Equity.
In the UK GAAP financial statements, preference shares are included in shareholders’ funds. Preference share dividends are deducted from profit on ordinary activities after taxation at the bottom of the profit and loss account.
Under US GAAP, preference share dividends are charged against retained earnings (i.e. it is not included in the profit and loss account); however, as these shares are now classified as debt under SFAS 150, the dividends are recognised as interest expense beginning in 2004.
c)     Contract Termination Costs
The company vacated two leased office spaces during 2004. Under UK GAAP, a provision of £678,000 was made to account for the rental cost remaining to GXS until the expiration of the leases in 2006 and 2012. The provision is calculated in accordance with FRS 12 Provisions, contingent liabilities and assets which does not take account of sublease income unless it is virtually certain it will be received.

Global eXchange Services Limited
Notes — (Continued)
Under US GAAP, FAS 146 Accounting for Costs Associated with Exit or Disposal Activities requires an estimate of sublease rentals be included when calculating the fair value of the liability. This results in a lower provision under US GAAP and an increase to US GAAP net income.
d)     Additional capital contributions
Pensions
Under UK GAAP, the additional employee pension contribution made by GE is not reflected in the company’s financial statements since it was not deemed to be an expense of the Company.
Under US GAAP the £751,000 payment made by GE for the settlement of the employee pension claim (see note 8, Exceptional charges) was accounted for as a capital contribution and expense to the Company. This is due to the fact that the settlement payment was made by GE, a shareholder of the Company and such payment directly benefited the employees of and was made on behalf of Global eXchange Services Limited. Furthermore, this settlement related to a claim arising out of the recapitalization transaction, which occurred on 27 September 2003.
Income Taxes
In 2003, the Company realized a current tax benefit through the use of tax losses generated by Acquisition UK Limited, the Company’s immediate parent and a member of the Company’s tax group. The Company was not required to compensate Acquisition UK Limited for the use of these tax losses. Under UK GAAP, the use of these losses is recorded as a reduction in tax expense. Under US GAAP, allocating the tax benefits of a parent to a subsidiary with income in the absence of consolidated financial statements is not a permissible method of allocation. To the extent that the parent contributes such tax benefits to the subsidiary without commensurate consideration, a capital contribution is deemed to have occurred. In addition, the Company is required to record the tax expense that would otherwise have been reported without taking into account the tax losses contributed by Acquisition UK Limited.
In 2004, the company compensated Acquisition UK Limited for the use of the tax losses therefore no GAAP difference exists for the year ended 31 December 2004.

Global eXchange Services Limited
Notes — (Continued)
Reconciliation
The following table summarises the effect on Net Income of differences between UK GAAP and US GAAP for the three years ended 31 December 2004.
Net Income

		Year Ended 31 December

	Reference in	2004	2003	2002
	Note 24	£000	£000	£000

Net Income as reported under UK GAAP		10,331	5,843	9,586
Significant US GAAP adjustments
— Amortisation of goodwill	a	—	1,363	1,486
— Preference share dividends	b	—	999	(702)
— Contract termination costs	c	90	—	—
— Additional capital contribution:	d
Pension		—	(751)	—
Income taxes		—	(436)	—
Income tax effect of adjustments		(27)	—	—

Net Income under US GAAP		10,394	7,018	10,370

The following table summarises the effect on Shareholders’ Equity of differences between UK GAAP and US GAAP as at 31 December 2004 and 2003.
Shareholders’ Equity

		As at 31 December
	Reference in
	Note 24	2004 £000	2003 £000

Shareholders’ Equity as reported under UK GAAP		52,849	42,518
Significant US GAAP adjustments
— Amortisation of goodwill	A	2,849	2,849
— Redeemable Preference Shares	B	(19,000)	(19,000)
— Contract termination costs	C	63	—

Shareholders’ Equity under US GAAP		36,761	26,367

e)     SFAS No 95 “Statement of cash flows’ Under UK GAAP the group complies with Financial Reporting Standard No 1 “Cash flow statements’ (Revised) (“FRS 1’). Under FRS 1 the Company is exempt from the requirement to prepare a cash flow statement. Exemption is on the grounds that it is a wholly owned subsidiary undertaking and its cash flows appear in a consolidated cash flow statement in its ultimate parent company’s financial statements which are available to the public.

Global eXchange Services Limited
Notes — (Continued)
US GAAP cash flow information for the Company is included below for the fiscal years ended 31 December 2004, 2003 and 2002.
Cash flow statement — US GAAP

	2004	2003
	£000	£000	2002 £000

Cash flows from operating activities
Net income (Profit after tax under US GAAP):	10,394	7,018	10,370
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortisation	379	559	741
Provision for losses on debtors	(67)	(65)	249
Loss on disposal of fixed assets	319	1	52
Change in assets and liabilities:
(Increase)/ decrease in debtors	(1,817)	869	12,683
(Decrease)/ increase in creditors	(2,785)	2,977	(913)
Increase/ (decrease) in corporation tax creditor	1,936	412	1,741
Decrease/ (increase) in deferred tax debtor	113	(7)	79
Increase/ (decrease) in other provisions for liabilities and charges	171	381	(78)

Net cash provided by operating activities	8,643	12,145	24,924
Cash flows from investing activities:
Capital expenditure	(103)	(122)	(305)
Cash flows from financing activities
Dividends paid	(1,082)	—	(2,661)
Loans to group undertakings	(9,049)	(9,468)	(24,539)
Capital contribution received	—	—	1,212

Net (decrease)/ increase in cash and cash equivalents under US GAAP	(1,591)	2,555	(1,369)
Cash and cash equivalents under US GAAP at the beginning of the year	3,230	675	2,044

Cash and cash equivalents under US GAAP at the end of the year	1,639	3,230	675

Supplemental disclosures of cash flow information

	2004	2003	2002
	£000	£000	£000

Net cash received during the year for:
Interest	36	64	421
Income taxes	598	412	309
Cash paid during the period for:
Income taxes	3,222	2,372	1,865
Supplemental schedule of non-cash investing and financing activities
The Company disposed of fixed assets with a net book value of £319,000 in 2004, £1,000 in 2003 and £52,000 in 2002 for no cash consideration.

Global eXchange Services Limited
Notes — (Continued)
In 2003 the Company received additional non-cash capital contributions of £1,187,000 relating to pensions and income taxes (see note 24d).
Disclosure of accounting policy
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.
f)     Debtors falling due after more than one year
Under UK GAAP, debtors falling due after more than one year are included within current assets in accordance with UK Companies Act 1985 Schedule 4 and have been separately disclosed on the balance sheet in accordance with UITF Abstract 4 “Presentation of long-term debtors in current assets’.
Under US GAAP, debtors falling due after more than one year are excluded from current assets and included within non current assets. As at 31 December 2004 and 31 December 2003, there were debtors falling due after more than one year of £49,324,000 and £34,090,000 respectively.
Debtors falling due after more than one year includes nine 20 year loans of £2,600,000, $1,500,000, £2,073,000, £3,266,000, £1,704,000, £4,485,000, £582,000, £900,000, £1,797,000 and £1,704,000 respectively to Acquisition UK Limited, drawn down in October 2004, September 2004, April 2004, February 2004, December 2003, March 2003, April 2003 and three loans drawn down in October 2003 respectively. GXS International Inc. novated their loan agreement to Acquisition UK Limited for two 20 year loans of £23,100,000 and £900,000 drawn down in September 2003. The interest rate per annum on these loans is the sum of UK LIBOR plus 1%.
g)     Income tax
Under SFAS No 109 “Accounting for Income Taxes”, deferred taxes are required to be identified as current or non current based on the underlying balance sheet classification of the asset or liability which gives rise to the deferred tax asset. The non-current element of the deferred tax asset as at 31 December 2004 and 31 December 2003 is £431,000 and £447,000 respectively relating to fixed assets.
SFAS No 109 also requires the disclosure of whether income before tax and the tax expense is domestic or foreign. All income before tax and tax expense for the years ended 31 December 2004, 2003 and 2002 is domestic.
h)     Exceptional charge
Under UK GAAP, the pension charge of £751,000 for the year ended 31 December 2004 has been excluded from operating profit and has been separately identified as an “exceptional charge” in the consolidated profit and loss account. Under US GAAP, items are segregated from operating profit and described as “extraordinary” only if they are both unusual in nature and occur infrequently. Under US GAAP, the “exceptional” pension charge would be included in determining operating profit and would not be classified as “extraordinary” in the profit and loss account.

25	Companies Act 1985
The consolidated financial statements do not constitute “statutory accounts” within the meaning of the Companies Act 1985 of Great Britain for any periods presented. Statutory accounts for the years ended December 31, 2004, 2002 and 2002 have been filed with the United Kingdom’s Registrar of Companies. The auditor has reported on these accounts. The reports were unqualified and did not contain statements under Section 237(2) or (3) of the Act

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
Item 9B.     Other Information
None

PART III
Item 10.     Directors and Executive Officers
MANAGEMENT
The following table shows information about the executive officers and directors as of the date of this annual report:

Name	Age	Position

David Stanton	42	Chairman of the Board of Directors
Gary Greenfield	50	Chief Executive Officer, President and Director
Rowland Archer	51	Senior Vice President of Engineering and Chief Technology Officer
Ross Curtis	51	Senior Vice President of Global Sales
Bruce Hunter	56	Senior Vice President, General Counsel and Secretary
Robert Kamba	54	Senior Vice President of Global Operations and Chief Information Officer
Robert Patrick	33	Senior Vice President and Chief Marketing Officer
Louis Salamone	58	Senior Vice President, Chief Financial Officer and Treasurer
Steven Scala	44	Senior Vice President of Corporate Development
Tasos Tsolakis	48	Senior Vice President of Global Professional and Customer Services
David Golob	37	Director
Venkat Mohan	52	Director
Brian Ruder	32	Director
Carl Wilson	58	Director
Officers are elected annually by the Board of Directors and hold office at the pleasure of the Board of Directors until the next annual selection of officers or until their successors are elected and qualified.
David Stanton has been the Chairman of our Board of Directors since the recapitalization. Mr. Stanton is a founder of Francisco Partners and has been its Managing Partner since its formation in 1999. Prior to founding Francisco Partners, Mr. Stanton led the technology investing activities of Texas Pacific Group, a private equity fund, from 1994 until August 1999. Prior to joining Texas Pacific Group, he was a venture capitalist with Trinity Ventures, which specializes in investments in information technology, software and telecommunications companies. Earlier in his career, Mr. Stanton was a strategy consultant with Bain & Company, an international management consulting firm. He also sits on the board of directors of AMI Semiconductor Inc..
Gary Greenfield has been our President and Chief Executive Officer since December 2003. Mr. Greenfield has also served as an Operating Partner with Francisco Partners since December 2003. Prior to joining us, Mr. Greenfield served as Chief Executive Officer of Peregrine Systems, a global leader in consolidated asset and service management software, where he led the company from June 2002 through August 2003 through a major restructuring and turnaround effort. From 1998 to 2001, he served as President and Chief Executive Officer of Merant PLC, a publicly traded e-business development solution company. Mr. Greenfield joined Sage/ INTERSOLV Software (a predecessor of Merant through a merger) in 1987 as Vice President of Marketing, and served in various capacities until becoming President in 1995, and Chief Executive Officer in 1998.
Rowland Archer has been our Chief Technology Officer and Senior Vice President of Engineering since March 2004. Prior to joining us, Mr. Archer held various positions with HAHT Commerce, including Chief Technology Officer from 2001 to 2004, Chief Executive Officer from 1998 to 2001 and Chief Operating Officer from 1995 to 1998. Mr. Archer was also one of the founders of HAHT Commerce. From 1992 to 1995 he served as Vice President of Software Development for Q+E Software, which later became a division of INTERSOLV. From 1978 to 1992, Mr. Archer held a variety of positions at Data General. Mr. Archer was responsible for the release of several hundred system and application software products including the industry’s first symmetrical multiprocessing UNIX, many releases of communications software, databases, computer languages, graphics and third party applications.

Ross Curtis has been our Senior Vice President of Global Sales since January 2003. Prior to joining us, Mr. Curtis served as Executive Vice President of World Wide Sales at BearingPoint, Inc., formerly KPMG Consulting, Inc., since January 2000. Mr. Curtis joined KPMG in 1996 as Director of Business Development and was elected partner in July 1997. From 1997 to 2000, he served as Managing Partner in charge of sales. From 1993 to 1996, Mr. Curtis served as Vice President World Wide Field Operations for Mergent International, a supplier of research data. Prior to this he served as Group Sales Director for Oracle Corporation. Mr. Curtis also has held sales leadership positions with Applied Data Research, a software company.
Bruce Hunter has been our Senior Vice President and General Counsel since the recapitalization and, since January 1, 2004, has also served as our acting Senior Vice President of Human Resources. Mr. Hunter held a similar general counsel position at Global eXchange Services, Inc. since January 1989. Mr. Hunter has over 30 years of corporate law experience. Prior to joining Global eXchange Services he held various legal positions with General Electric, including GE Corporate Legal Operations, GE Industrial Systems, GE Lighting and the GE semiconductor business.
Robert Kamba has been our Senior Vice President of Global Operations and Chief Information Officer since August 2004. Prior to joining us, Mr. Kamba served as Vice President of Wireline Markets at VeriSign. He previously served as Vice President & Practice Head at American Management Systems in Fairfax, Virginia. Prior to American Management Systems, he held several executive positions at companies including MCI, PSINet and COLO.com.
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
Louis Salamone has been our Senior Vice President, Chief Financial Officer and Treasurer since October 2004. Prior to joining us, Mr. Salamone served as Senior Vice President and Chief Financial Officer of USInternetworking. From November 2000 to May 2002, Mr. Salamone held the same position with Interpath Communications Inc., which acquired USInternetworking, both enterprise application service providers, as part of USInternetworking’s emergence from bankruptcy. Prior to Interpath, Mr. Salamone served as Executive Vice President and Chief Financial Officer of Applied Graphics Technologies from June 1996 to May 2000 and Senior Vice President and Chief Financial Officer of Nextel Communications from September 1993 to June 1996. Mr. Salamone started his career at Deloitte and Touche in 1968 where he became a partner in 1980 and served in various capacities, including partner in charge of the mid-market practice of Deloitte and Touche’s New York Metro Region.
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
Venkat Mohan has been a Director since the recapitalization. Mr. Mohan is a Venture Partner at Norwest Venture Partners, which he joined in 2000. Before joining Norwest Venture Partners, Mr. Mohan served for several years as President and Chief Operating Officer of OnDisplay, a leading provider of business-to-business infrastructure software and services. From September 1996 to October 1999, Mr. Mohan also served as our Vice President of Global Marketing and Business Development. He was also President of Cadis Software, Ltd., a software start-up company, from 1993 to 1996 and Chief Executive Officer of WIPRO Systems, Ltd., one of India’s largest software companies, from 1988 to 1990. In addition, he previously worked for Hewlett Packard, Young & Rubicam, and McKinsey & Company. Mr. Mohan also sits on the board of directors for Epiance Inc., and the 41st Parameter, Inc. Norwest Venture Partners is one of the co-investors in our company.
Brian Ruder has been a Director since the recapitalization. He has been a Vice President at Francisco Partners since June 2000. Between 1998 and 2000, Mr. Ruder attended the Harvard Business School, where he earned his Masters in Business Administration degree with distinction. During that time, he also worked in the B2B eCommerce division of Netscape, Inc. and co-founded Upromise, Inc. Prior to that time, Mr. Ruder was an executive at Hellman & Friedman LLC, a private equity fund, from 1996 to 1998, where he was responsible for the identification, evaluation and execution of private equity transactions in a variety of industries including information technology, professional services and infrastructure development. Prior to joining Hellman & Friedman, Mr. Ruder was an Analyst in the Corporate Finance Department of Morgan Stanley & Co. Mr. Ruder also serves as a director for MagnaChip Semiconductor, Ltd.
Carl Wilson has been a Director since December 2003. He has been Executive Vice President and Chief Information Officer of Marriott International, Inc. since 1997. He has global accountability for all business information technology resources. Before joining Marriott, Mr. Wilson served as Chief Information Officer and Vice President of Information Resources for Georgia-Pacific Corporation. Prior to this, he served as Senior Vice President of Management Information Services for the Food and International Retailing Sectors of Grand Metropolitan Plc. and Vice President of Information Management for The Pillsbury Company. Mr. Wilson is a member of the AT&T Executive Customer Advisory Council. Mr. Wilson also serves as a director for Enamics, Inc. and Software Architects, Inc.
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
While the audit committee has the powers and responsibilities set forth in its charter, it is not the responsibility of the audit committee to plan or conduct audits or to determine that our financial statements are complete and accurate or are in compliance with generally accepted accounting principles. This responsibility will fall to our management. Likewise, it is not the responsibility of our audit committee to conduct investigations, resolve disputes, if any, between management and our independent auditors or to assure compliance with laws and regulations or our legal and ethical compliance policies. Members of our audit committee are Messrs. Mohan, Golob and Ruder, with Mr. Golob serving as chairman.

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
Audit Committee Financial Expert
We are a privately owned company. Our Board of Directors currently consists of our CEO, representatives of our majority stockholder, one of its co-investors and one independent director. None of the current members of the audit committee has been designated an “audit committee financial expert” as that term is used in the applicable Securities and Exchange Commission regulations, however, the Board of Directors believes that each of the current members of the audit committee is fully qualified to address any issues that are likely to come before the committee, including the evaluation of our financial statements and supervision of our independent auditors. Because our common stock is not currently listed on a national securities exchange or quoted on Nasdaq, we are not required to have an independent audit committee.
Code of Ethics
We have adopted a Compliance Guide that includes a code of ethics and conduct and applies to all employees, including our Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer) and Vice President and Controller (principal accounting officer).
Item 11.     Executive Compensation
Director Compensation
We intend to pay outside directors $5,000 for each board meeting plus $1,000 for each committee meeting attended. In addition, all directors are reimbursed for out-of-pocket expenses incurred in attending meetings and other activities related to their service as a director. Stock options for the purchase of 50,000 shares of GXS Holdings common stock have also been granted to Mr. Wilson and Mr. Mohan.

Compensation of Executive Officers
The following table sets forth information concerning the annual and long-term compensation in 2002, 2003 and 2004 for services rendered in all capacities to us and our subsidiaries for our Chief Executive Officer, our four other most highly compensated executive officers, and two additional individuals that served as executive officers during part of 2004:
Summary Compensation Table

						Long-term compensation

	Annual Compensation					Awards	Payouts

					Other	Securities
					Annual	Underlying	All Other
		Salary	Bonus		Compensation	Options/SARS	Compensation
Name and Principal Position(1)	Year	($)	($)		($)	(#) (2)	($)

Gary Greenfield(7)(14)	2004	1,200,002	—		—	605,098
Chief Executive Officer,	2003	87,692	—		—	588,938	6,185	(3)
President and Director
Ross Curtis(15)	2004	348,882	250,000		—	—	—
Senior Vice President	2003	342,172	250,000		—	750,000	12,000	(3)
of Global Sales
Bruce Hunter	2004	224,281	160,493		—	—	—
Senior Vice President	2003	224,281	112,500		—	—	23,411	(3)
and General Counsel	2002	199,873	215,000	(8)	—	284,091	389,620	(4)
Steven Scala	2004	269,131	89,163		—	—	—
Senior Vice President	2003	220,828	90,000		—	—	12,000	(3)
of Corporate Development	2002	162,748	38,500	(8)	—	568,182	257,000	(16)
Tasos Tsolakis	2004	299,041	142,660		—	—	—
Senior Vice President	2003	299,041	100,000		—	—	23,511	(3)
Global Professional	2002	268,365	155,000	(8)	—	568,182	395,933	(6)
and Customer Services
James Macioce(12)	2004	135,578	112,500		—	—	393,750	(9)
Former Senior Vice President	2003	224,281	112,500		—	—	23,334	(3)
of Global Transaction Services	2002	206,286	210,000	(8)	—	568,182	395,933	(5)
John Soenksen(13)	2004	172,959	—		—	—	375,000	(10)
Former Senior Vice President,	2003	100,965	115,000		—	700,000	50,717	(11)
Chief Financial Officer and Treasurer

(1)	The positions reflected in the table are the positions presently held with us by the named executive officers and held at our principal operating subsidiary, Global eXchange Services, Inc.

(2)	Represents options granted under the GXS Stock Incentive Plan. For more information about this plan, see “Stock Incentive Plan.”

(3)	Represents the amount contributed by us to retirement savings plan.

(4)	Consists of $8,035 (the amount contributed by us to retirement savings plan); $377,000 (retention bonus paid by General Electric in 2002,); and $4,585 (earnings on deferred compensation paid by General Electric).

(5)	Consists of $8,035 (the amount contributed by us to retirement savings plan); and $387,000 (retention bonus paid by General Electric).

(6)	Consists of $8,380 (the amount contributed by us to retirement savings plan); $390,000 (retention bonus paid by General Electric); and $898 (earnings on deferred compensation paid by General Electric).

(7)	Mr. Greenfield commenced his employment with us in December 2003.

(8)	25% of the bonus was paid by us and 75% was paid by General Electric.

(9)	Consists of $393,750 severance paid in July 2004.

(10)	Consists of $375,000 severance paid in August 2004.

(11)	Consists $44,659 of relocation expenses paid to Mr. Soenksen in 2003 and $6,058 (the amount contributed by us to retirement savings plan).

(12)	Mr. Macioce resigned from his position effective June 2004.

(13)	Mr. Soenksen was not an executive officer prior to 2003 and resigned from his position effective August 2004.

(14)	Mr. Greenfield was not an executive officer prior to 2003.

(15)	Mr. Curtis was not an executive officer prior to 2003.

(16)	Consists of $257,000 retention bonus paid by General Electric

The following table shows options granted in 2004 to our Chief Executive Officer, our four other most highly compensated executive officers, and two other individuals that served as executive officers during part of 2004:
Option Grants in Last Fiscal Year

						Potential Realizable
	Individual Grants					Value Rates Of At
						Assumed Annual
	Number Of		Percent Of			Stock Price
	Securities		Total Options			Appreciation For
	Underlying		Granted To			Option Term (2)
	Option Granted		Employees In	Exercise	Expiration
Name	(#)		Fiscal Year	Price ($/Sh)	Date	5% ($)	10% ($)

Gary Greenfield	97,377	(1)	3.4%	.50 / share	6/29/2014	32,000	85,000
Gary Greenfield	97,377	(1)	3.4%	.50 / share	7/30/2014	32,000	85,000
Gary Greenfield	97,377	(1)	3.4%	.50 / share	8/30/2014	32,000	85,000
Gary Greenfield	97,377	(1)	3.4%	.50 / share	10/24/2014	32,000	85,000
Gary Greenfield	194,754	(1)	6.8%	.50 / share	12/14/2014	64,000	171,000
Gary Greenfield	6,635	(2)	31.8%	100 / share	7/30/2014	2,000	6,000
Gary Greenfield	3,472	(2)	16.7%	100 / share	8/30/2014	1,000	3,000
Gary Greenfield	3,472	(2)	16.7%	100 / share	10/24/2014	1,000	3,000
Gary Greenfield	7,257	(2)	34.8%	100 / share	12/14/2014	2,000	6,000
Ross Curtis	—
Bruce Hunter	—
Tasos Tsolakis	—
Steven Scala	—
James Macioce	—
John Soenksen	—

(1)	The options represent the right to buy shares of GXS Holdings common stock.

(2)	The options represent the right to buy shares of GXS Holdings preferred stock.

(3)	There is no assurance that the actual stock price appreciation over the option term will be at the assumed 5% or 10% annual rate of compound stock price appreciation or at any other defined levels. Unless the market price of the common stock appreciates over the option term no value will be realized from the option grants made to the executive officers.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

			Number of Securities
			Underlying Unexercised		Value of Unexercised
			Options at		In-The-Money Options
	Shares		December 31, 2004		at December 31, 2004(1)
	Acquired on	Value
	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Name	(#)	($)	(#)	(#)	($)	($)

Gary Greenfield	—	—	1,153,171	—	—	—
Gary Greenfield	—	—	44,050	—	—	—
Ross Curtis	—	—	215,625	534,375	—	—
Bruce Hunter	—	—	98,248	185,843	—	—
Tasos Tsolakis	—	—	196,496	371,686	—	—
Steven Scala	—	—	196,496	371,686	—	—
James Macioce	—	—	—	—	—	—
John Soenksen	—	—	—	—	—	—

(1)	Represents the total gain that would be realized if all exercisable options were exercised. There is no public market for our common stock as of the date of this annual report, and there was no public market for our common stock as of December 31, 2004. Accordingly, these values have been calculated on the basis of an assumed fair market value of $0.50 per share, which is equal to the exercise price of all options listed above.
The following table excludes those individuals that were not employed by us when we were a subsidiary of General Electric.
General Electric Option Exercises and Fiscal Year End Values

Number of Securities
			Underlying Unexercised		Value of Unexercised
			Options at		In-The-Money Options
	Shares		December 31, 2004		at December 31, 2004(1)
	Acquired on	Value
	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Name	(#)	($)	(#)	(#)	($)	($)

Gary Greenfield	—	—	—	—	—	—
Ross Curtis	—	—	—	—	—	—
Bruce Hunter	24,000	814,416	82,500	7,500	1,306,096	270,375
Tasos Tsolakis	—	—	33,750	3,750	56,526	135,188
Steven Scala	—	—	24,750	3,750	19,825	135,188
James Macioce	12,000	347,400	39,375	1,875	539,401	67,594
John Soenksen	—	—	—	—	—	—

(1)	Represents the total gain that would be realized if all exercisable options were exercised. Market value for the common stock was $36.05 as of December 31, 2004
Employment Agreements
We have signed an offer letter with Gary Greenfield providing the terms of his compensation. Mr. Greenfield’s offer letter provides for an annual salary and customary employee benefits. It also provides for options to purchase shares of both common and preferred stock of GXS Holdings. The options will vest at the time of grant. As a condition to receiving the options to purchase GXS Holdings common stock, Mr. Greenfield is subject to non-competition and non-solicitation provisions during his period of employment and for a period of twelve months after termination, and is required to enter into a proprietary information and inventions agreement.

We have entered into employment agreements with Messrs. Curtis, Hunter, Scala and Tsolakis. The terms of the employment agreements are similar. The agreements provide for a term of two years, after which each agreement automatically renews for a period of one year. These employment agreements provide for salary and an annual bonus, a portion of which is guaranteed in some cases.
Under the employment agreements, each officer received options to purchase shares of the common stock of our parent company, GXS Holdings. Each employment agreement also provides for customary employee benefits. Generally, each officer is subject to non-competition and non-solicitation provisions during his or her period of employment and for a period of twelve months after termination, and each officer is required to enter into a proprietary information and inventions agreement.
The employment agreements provide that if we terminate an officer without cause, other than by reason of the officer’s death or disability, the terminated officer will receive:

•	a lump sum equal to:

•	earned but unpaid salary and accrued benefits; plus

•	an amount equal to:

•	a pro-rata portion of the executive’s most recent annual bonus based on the month of the executive’s termination; and

•	a severance payment equal to the officer’s then-current annual salary and most recent bonus; and

•	accelerated vesting of the portion of the officer’s options that would have become vested within the twelve-month period following the date of termination.
If the officer’s service with us terminates for any other reason, the terminated officer will receive a lump sum equal to earned but unpaid salary and accrued benefits. If we fail to renew an officer’s agreement, the officer will receive:

•	a lump sum equal to earned but unpaid salary and accrued benefits; and

•	a severance payment equal to one hundred percent or fifty percent, depending on the officer, of the officer’s then-current annual salary and most recent bonus.
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
Stock Incentive Plan
Our parent company, GXS Holdings sponsors a stock incentive plan that provides for the grant of stock options and other awards to our employees, directors and consultants. Under the plan, incentive stock options may be granted only to employees and only in accordance with applicable state laws and federal rules governing incentive stock options. The plan also provides for grants of nonstatutory stock options and other stock-based awards. These grants may be made to employees, directors and consultants. The plan may be administered by the board of directors or by a committee of directors delegated by the board of directors. Presently, the compensation committee serves this function.
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
As of December 31, 2004, 14,636,364 shares of common stock have been reserved for issuance under the plan. As of December 31, 2004, GXS Holdings has granted options to purchase 9,208,149 shares of GXS Holdings’ common stock at an exercise price of $0.50 per share to a number of our employees and outside directors, including all of our executive officers. The options vest in various amounts over periods of up to eight years. Vested options not qualifying as incentive stock options under the Internal Revenue Code are generally not exercisable until an initial public offering or seven years from the date of grant.
Upon exercise of an option, GXS Holdings has the right to repurchase the common stock acquired on exercise of the option for the lower of fair market value or the exercise price following termination of employment for cause or for fair market value following termination for other than cause. The repurchase right terminates upon the earlier of an initial public offering, which raises proceeds of at least $75.0 million, or eighteen months from the date of termination of employment. Fair market value is determined by the price of the stock on the last date before determination, if publicly traded, or by a committee of the board of directors of GXS Holdings.
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
The table shows the beneficial ownership of the parties listed as of the date of this annual report. Unless otherwise indicated, we believe that each of the stockholders listed has sole voting and investment power with respect to their beneficially owned shares of common stock. The percentages reflected beneficial ownership as determined under Rule 13d-3 under the Securities Exchange Act of 1934 and are based on 103,443,366 shares of common stock outstanding and 4,137,734 shares of Series A Preferred Stock outstanding as of March 31, 2005. Unless otherwise set forth above, the address of the listed stockholders is c/o GXS Holdings, Inc., 100 Edison Park Drive, Gaithersburg, Maryland 20878.

	Number of Shares
	of Series A		Number of Shares
	Preferred Stock		of Common Stock
	Beneficially	Percent of	Beneficially	Percent of
Name	Owned	Class	Owned	Class

Five Percent Stockholders
Francisco Partners GP, LLC(1)	3,691,033	89.2%	92,275,825	89.2%
2882 Sand Hill Road Suite 280 Menlo Park, CA 94025
GE Investments, Inc.(2)	400,000	9.7%	10,000,000	9.7%
C/o General Electric Company 3135 Easton Turnpike Fairfield, CT 06431
Directors and Executive Officers
David Stanton(1)	—	—	—	—
Gary Greenfield(4)	44,711	1.1%	1,742,528	1.7%
Rowland Archer	—	—	36,563	*
Ross Curtis(4)	—	—	271,875	*
Bruce Hunter(4)	—	—	108,310	*
Robert Kamba	—	—	—	—
Robert Patrick(4)	—	—	127,841	*
Louis Salamone, Jr.	—	—	—	—
Steven Scala (4)	—	—	216,619	*
Tasos Tsolakis(4)	—	—	216,619	*
David Golob(1)	—	—	—	—
Venkat Mohan(3)	—	—	10,625	*
Brian Ruder	—	—	—	—
Carl Wilson	—	—	11,250	*
All directors and executive officers as a group (15) persons	44,711	1.1%	2,742,230	2.6%

*	Less than 1%

(1)	Francisco Partners GP, LLC indirectly holds all of its voting stock through Global Acquisition Company LLC, Global Acquisition Holding Company and Global Acquisition Company. As the managing member of Global Acquisition Company LLC, Francisco Partners GP, LLC exercises voting and dispositive power over the shares of GXS Holdings voting stock held by Global Acquisition Company. David Stanton and David Golob are members of the management committee of Francisco Partners GP, LLC and, as a result, may be deemed to have or share beneficial ownership of the GXS Holdings voting stock held by these entities. Messrs. Stanton and Golob disclaim beneficial ownership of all such shares of GXS Holding voting stock. Share disclosed in the table do not include 4,476 shares of preferred stock and 111,916 shares of common stock that Global Acquisition Company may acquire in connection with our acquisition on June 3, 2003 of assets of Celarix, Inc. These shares are being held in escrow pending resolution of items related to the acquisition. The shares disclosed in the table include 91,033 shares of preferred stock and 2,275,825 shares of common stock issued in connection with our acquisition of HAHT Commerce, Inc. on February 13, 2004 that Global Acquisition Company acquired upon completion of exchange procedures related to the HAHT acquisition, but do not include 42,225 shares of preferred stock and 1,055,625 shares of common stock that Global Acquisition Company may acquire in connection with the HAHT acquisition, but are currently held in escrow pending the resolution of items related to the HAHT acquisition.

(2)	GE Investments is an indirect, wholly owned subsidiary of General Electric.

(3)	Mr. Mohan is a Venture Partner at Norwest Venture Partners, which is a co-investor with Francisco Partners GP, LLC in Global Acquisition Company LLC.

(4)	The number of common shares shown in the table reflects stock options vested under the GXS Holdings stock incentive plan for directors and executive officers of the Company.

Item 13.     Certain Relationships and Related Transactions
Transactions with Francisco Partners
We have entered into a monitoring agreement with Francisco Partners through which Francisco Partners will provide management consulting and financial and other services to us for an annual fee of $2.0 million plus expenses. The monitoring agreement includes customary indemnification provisions in favor of Francisco Partners. At the closing of the recapitalization, we also paid to Francisco Partners a transaction fee of $20.0 million for services rendered in connection with the financial structuring of the recapitalization and other management services. In addition, we reimbursed Francisco Partners for fees and expenses associated with the recapitalization and related financing. The amounts reimbursed totaled $1.7 million.
In addition, in connection with the acquisition by our subsidiary, Global eXchange Services, on June 3, 2003, of substantially all of the assets of Celarix related to its current logistics integration and visibility solutions, Francisco Partners has agreed to exchange interests in certain entities affiliated with Francisco Partners for the preferred stock and common stock of our parent, GXS Holdings, issued and held in escrow as consideration for the acquired Celarix assets. We estimate the value of this preferred stock and common stock to be approximately $0.5 million.
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
On November 1, 2004, Francisco Partners, through a majority owned acquisition vehicle, acquired G International, a business established to own and operate International Business Machine Corporation’s Electronic Data Interchange and Business Exchange Services businesses. By virtue of the ownership of Francisco Partners, we are under common control with G International. On January 20, 2005 we signed a letter agreement to acquire the parent company of G International from Francisco Partners. The acquisition is subject to certain conditions and is expected to close during the second quarter of 2005. The consideration to be paid by us for G International will be adjusted from $135 million based on the indebtedness and working capital of G International, as well as the expenses incurred by G International and its affiliates in connection with the transaction. On November 1, 2004, we entered into an Employee Services Agreement with G International through which some of our executive officers provide management services to G International and other personnel provide support services to G International. Currently, Gary Greenfield, our CEO, also serves as the CEO of G International. Additionally, we provide all financial and accounting functions for G International. In connection with the proposed acquisition of G International, all of the employees of G International in the United States will become our employees as of April 1, 2005 and we will enter into an agreement with G International pursuant to which G International will compensate us for the services provided to it by these employees.
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
The summaries of the material terms of these agreements set forth below may not contain all of the terms that may be important to you. Copies of these agreements may be obtained by writing to us at the address listed in “Business — Available Information.”
Recapitalization Agreement
The recapitalization agreement set forth, among other things, the agreement among General Electric, GE Investments and Global Acquisition Company with respect to the principal corporate transactions required to effect the recapitalization and the other agreements governing our relationship with General Electric following the recapitalization as described above under “Recapitalization.” In addition, under the recapitalization agreement, General Electric agreed that it and its subsidiaries will not engage in any EDI business, as conducted by us, until September 27, 2005. Under the terms of the recapitalization agreement, General Electric and GE Investments also agreed, until September 27, 2004, that they and their affiliates would maintain their respective business relationships with us and that they and their affiliates would continue to purchase products and services from us at the aggregate annual dollar volume prevailing for General Electric and its affiliates in 2001. For the year ended December 31, 2004, General Electric, together with its affiliates, generated $28.3 million, or approximately 8.6%, of our total revenues. After September 27, 2004, General Electric has no further obligation to purchase products and services except for contracts for services that extend beyond that date. There can be no assurance that General Electric will continue to purchase products and services at the current levels after September 30, 2004.
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
Under the terms of the agreement, General Electric transferred and assigned all of its worldwide rights, titles and interests to the following trademarks, together with any associated goodwill: Mark III®, Tradanet EDI Expresstm and Tradanettm. In addition, General Electric granted us a non-exclusive, irrevocable, royalty-free, fully paid-up, worldwide, perpetual right and license to intellectual property controlled by General Electric which we currently use in our business or to commercialize our products and service. We have the right to extend sublicenses under that license. In return, we granted to General Electric a non-exclusive, irrevocable, royalty-free, fully paid-up, worldwide, perpetual right and license to intellectual property owned by us to the extent the intellectual property was used by General Electric in its existing businesses at the time of the recapitalization other than as our customer.
The term of the intellectual property agreement is perpetual and neither party is able to terminate the agreement, the rights or the licenses for breach. The exclusive remedies for breach are the recovery of monetary damages, injunctive relief or other equitable relief imposed by a court.
Tax Matters Agreement and Related Tax Matters
General Electric, GE Investments and Global Acquisition Company entered into a tax matters agreement to make certain representations, warranties and covenants with respect to tax matters and to allocate the liability for taxes owed or asserted by various taxing authorities. General Electric and several of its affiliates, including us, have previously filed combined, consolidated, unitary and other similar United States or foreign, state, local or other governmental income or franchise tax returns. As a consequence of the recapitalization, we no longer file our tax returns as part of any consolidated, unitary, or other similar combined group of General Electric entities.

The agreement sets forth the obligations of each party with respect to tax liabilities for the taxable periods before and after the recapitalization. Under the agreement, General Electric was required to file consolidated and combined tax returns for all taxable periods beginning on or before the closing of the recapitalization and was responsible for the payment of taxes required under those returns. General Electric was also required to file all necessary separate tax returns with respect to us for all taxable periods ending on or before the closing of the recapitalization and for the payment of taxes required under those returns. With respect to any taxable period that begins on or before and ends after the closing of the recapitalization, we, or Global Acquisition Company, will be responsible for the filing of our tax returns and the payment of our taxes, but General Electric will reimburse us, or Global Acquisition Company, for any taxes paid that are attributable to the pre-closing portion. We, or Global Acquisition Company, will be responsible for filing and paying our taxes for all taxable periods after the closing. If any payment required to be made under the agreement to another party to the agreement is made after the date when due, interest will accrue on the amount at the rate designated in Section 6621(a)(2) of the Internal Revenue Code, compounded on a daily basis. The agreement provides for various cross-indemnities between the parties.
As required by the tax matters agreement, Global Acquisition Company, General Electric and, if necessary, GE Investments already have or will file all necessary elections under Section 338(h)(10) of the Internal Revenue Code to treat our acquisition by Global Acquisition Company as a sale of all of our assets. General Electric or GE Investments already have or will file a similar election in each state that requires such a filing to obtain similar treatment for state tax purposes. Global Acquisition Company, General Electric and their respective subsidiaries have all agreed to file any required tax returns in a manner consistent with treating the acquisition as a sale of all of our assets. General Electric will pay any taxes for all taxable periods or portions of taxable periods ending on or before the date of the closing of the recapitalization attributable to the making of the Section 338(h)(10) election. Global Acquisition Company is required to provide notice to General Electric of any foreign subsidiary for which Global Acquisition Company intends to file elections under Section 338(g) to treat their acquisition by Global Acquisition Company as an acquisition of all of their assets for tax purposes. Global Acquisition Company is required to pay to General Electric an amount equal to General Electric’s good faith estimate of the present value of the additional tax liability that General Electric will incur for all taxable periods as a result of the Section 338(g) elections actually made, less $250,000.
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
Stockholders Agreement
In connection with the recapitalization, Global Acquisition Company and GE Investments entered into a stockholders agreement with regard to their stock holdings in GXS Holdings, Inc. The stockholders agreement provides for customary transfer restrictions, tag-along rights, drag-along rights, rights of first offer, information rights, pre-emptive rights and registration rights with respect to the shares of our capital stock held, directly or indirectly, by Global Acquisition Company and GE Investments. Under the stockholders agreement:

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
Senior Subordinated Reset Notes
In connection with the recapitalization, we issued and sold $235.0 million aggregate principal amount of our senior subordinated reset notes to GECC. Because we did not refinance the senior subordinated reset notes on or before September 27, 2003, we were required to pay to GECC a fee equal to 1.0% of the outstanding aggregate principal amount of the senior subordinated reset notes up to a maximum of 17% per year, although interest in excess of 15% per year is payable in kind at our option.
Other Related Party Arrangements
Prior to the recapitalization, we entered into over 100 customer agreements with General Electric and its affiliates for the provision of our services. For the year ended December 31, 2004, we generated approximately $28.3 million, or approximately 8.6%, of our total revenues under these agreements. We derived approximately $32.6 million, or 9.0%, of our revenues from General Electric and its affiliates in 2003 and $28.9 million, or 7.1%, in 2002. Under the terms of the recapitalization agreement, General Electric and GE Investments agreed, until September 27, 2004, that they and their affiliates would maintain their respective business relationships with us and that they and their affiliates would continue to purchase products and services from us at the aggregate annual dollar volume prevailing for General Electric and its affiliates in 2001. We expect revenue from General Electric and its affiliates to decrease by more than 50% in 2005 compared to 2004 levels. While we expect General Electric to continue to be a very important and significant customer, General Electric and its affiliates may not continue their customer relationships with us at the expected levels or at all. Trade receivables as of December 31, 2003 and 2004 resulting from normal trade activity with General Electric were $5.0 million and $0.9 million, respectively. Trade payables as of December 31, 2003 and 2004 resulting from normal activity with General Electric were $1.2 million and $0.4 million, respectively.
Prior to the recapitalization, we participated in pooled treasury operations with General Electric in most countries in which we have operations. As part of this pooled activity, we earned interest on balances on deposit with General Electric and paid interest when local operations borrowed money from the pool. We had net interest income of $1.3 million in 2002, virtually all of which represented payments to or from General Electric. Effective with the recapitalization, we conduct our own treasury operations.

Prior to the recapitalization, General Electric provided a variety of services to us. Certain services, such as administration of employee benefit plans and payment of related claims, provision of voice and data networking, outsourcing of certain functions, centralized financial and administrative activities involved with transaction processing, centralized purchasing of desk top software and other corporate services, were charged to us as utilized by us. Billings for these services amounted to approximately $58.8 million, $13.0 million and $3.1 million for the years ended December 31, 2002, 2003 and 2004, respectively. As part of the recapitalization, General Electric agreed to continue to provide these services on an as needed basis through 2004. Management believes that the amounts paid to General Electric approximate the costs of the services which could be obtained from a third party.
Prior to the recapitalization, General Electric also provided certain centralized services, such as compensation and benefit plan design, tax planning, marketing support, treasury, auditing and public company reporting, which we paid for with an annually agreed fee. This fee amounted $7.3 million for the year ended December 31, 2002 respectively. Management believes that costs to provide these services on a stand-alone basis are approximately $2.9 million annually.
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
Item 14.     Principal Accountanting Fees and Services
The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the Company’s annual financial statements for 2003 and 2004, and fees billed for other services rendered by KPMG LLP.

	2003	2004

Audit Fees(1)	$1,700	$1,075
Audit Related Fees	—	444

Audit and audit related fees	1,700	1,519
Tax Fees(2)	380	545

	$2,080	$2,064

(1)	Includes statuatory audits and services related to offering memorandums and registration statements.

(2)	Tax fees include fees for tax consultation services.
The Audit Committee’s Outside Auditor Independence Policy provides for pre-approval of the audit, audit related and tax services specifically described by the Committee on an annual basis and, in addition, individual engagements anticipated to exceed pre-established thresholds must be separately approved. The policy authorized the Committee to delegate to one or more of its members pre-approval authority with respect to permitted services.

Item 15.	Exhibits and Financial Statement Schedules

		Page

(a)(1)	Financial Statements
	Report of Independent Registered Public Accounting Firm	48
	Consolidated Balance Sheets as of December 31, 2003 and 2004	49
	Consolidated Statements of Operations for the Years Ended December 31, 2002, 2003 and 2004	50
	Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2002, 2003 and 2004	51
	Consolidated Statements of Stockholder’s Equity for the Years Ended December 31, 2002, 2003 and 2004	52
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2003 and 2004	53
	Notes to Consolidated Financial Statements for the Years Ended December 31, 2002, 2003 and 2004	54

(a)(2)	Other Required Financial Statements

The capital stock of the Company’s subsidiaries is pledged to secure the Registrant’s debt obligations. Pursuant to Rule 3-16 of Regulation S-X, the registrant is required to provide stand-alone financial statements for any subsidiary, on a consolidated basis, for which the value of the pledge exceeds 20% of the face value of the registered security. The Company has determined that only the pledges of Global eXchange Services, Inc. and Global eXchange Services U.K. Limited meet this criteria. The Consolidated Acquisition UK Limited Financial Statements for Global eXchange Services, Inc. are virtually identical to those of the Registrant and, therefore, have not been separately prepared. Financial Statements of Global Exchange Services U.K. Limited are provided herein: The following financial statements, together with the report thereon of independent auditors, are included in this Report:

	Independent Auditors’ Report	82
	Consolidated Profit and Loss Account for the Years Ended December 31, 2004, 2003 and 2002	83
	Consolidated Balance Sheets as of December 31, 2004 and 2003	84
	Notes to Consolidated Financial Statements for the Years Ended December 31, 2004, 2003 and 2002	85

(a)(3)	Financial Schedules
(a)(4)	Consolidated Financial Statement Schedule of Valuation and Qualifying Accounts	123

B.	List of Exhibits

Exhibit
Number		Description

3	.1(1)	Certificate of Incorporation filed with the Secretary of State of Delaware on September 9, 2002.
3	.2(1)	By-laws of GXS Corporation.
4	.1(1)	Indenture, dated as of September 27, 2002 between GXS Corporation, the subsidiary guarantors and Wells Fargo Bank Minnesota, National Association, as trustee.
4	.2(1)	Registration Rights Agreement dated as of September 27, 2002 between GXS Corporation, the subsidiary guarantors and General Electric Capital Company.
4	.3(1)	Form of Note (included in Exhibit 4.1).
4	.4(1)	Form of Guarantee (including in Exhibit 4.1).
4	.5(1)	Indenture, dated as of March 21, 2003 between GXS Corporation, the subsidiary guarantors and Wells Fargo Bank Minnesota, National Association, as trustee.
4	.6(1)	Registration Rights Agreement dated as of March 21, 2003 between GXS Corporation, the subsidiary guarantors and Credit Suisse First Boston.
4	.7(1)	Form of Note (included in Exhibit 4.5).
4	.8(1)	Form of Guarantee (included in Exhibit 4.5).
4	.9(1)	Intercreditor Agreement, dated as of March 21, 2003, among Foothill Capital Corporation, Wells Fargo Bank Minnesota, National Association, GXS Holdings, Inc., GXS Corporation, Global eXchange Services, Inc., Global eXchange Services Holdings, Inc., GXS International, Inc. and TPN Register, L.L.C.
10	.1(1)	Employment Agreement, dated as of September 28, 2002, by and among Global eXchange Services, Inc., GXS Holdings, Inc. and Harvey F. Seegers.
10	.2(1)	Employment Agreement, dated as of September 30, 2002, by and among Global eXchange Services, Inc., GXS Holdings, Inc. and James Macioce.
10	.3(1)	Employment Agreement, dated as of September 30, 2002, by and among Global eXchange Services, Inc., GXS Holdings, Inc. and Bruce E. Hunter.
10	.4(1)	Employment Agreement, dated as of September 30, 2002, by and among Global eXchange Services, Inc., GXS Holdings, Inc. and Mike Humenik.
10	.5(1)	Employment Agreement, dated as of September 30, 2002, by and among Global eXchange Services, Inc., GXS Holdings, Inc. and Steven Scala.
10	.6(1)	Employment Agreement, dated as of September 30, 2002, by and among Global eXchange Services, Inc., GXS Holdings, Inc. and Jeff McCroskey.
10	.7(1)	Employment Agreement, dated as of September 30, 2002, by and among Global eXchange Services, Inc., GXS Holdings, Inc. and Anastasios Tsolakis.
10	.8(1)	Employment Agreement, dated as of September 30, 2002, by and among Global eXchange Services, Inc., GXS Holdings, Inc. and Mandy Edwards.
10	.9(1)	Employment Agreement, dated as of January 6, 2003, by and among Global eXchange Services, Inc., GXS Holdings, Inc. and Ross Curtis.
10	.10(1)	GXS Holdings, Inc. Stock Incentive Plan.
10	.11(1)	GXS Investment and Savings Plan.
10	.12(1)	Loan and Security Agreement, dated as of March 21, 2003, by and among GXS Corporation, GXS Holdings, Inc., the financial institutions party thereto and Foothill Capital Corporation.
10	.13(1)	General Continuing Guaranty, dated as of March 21, 2003, by GXS Holdings, Inc. and the guarantors.
10	.14(1)	Open-End Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Ohio), dated as of March 21, 2003, made by Global eXchange Services, Inc. in favor of Wells Fargo Bank Minnesota, National Association.

Exhibit
Number		Description

10	.15(1)	Open-End Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing, dated as of March 21, 2003, made by GXS Holdings, Inc., GXS Corporation and the guarantors in favor of Foothill Capital Corporation.
10	.16(1)	Recapitalization Agreement, dated as of June 21, 2002, by and among General Electric Company, GE Investments, Inc. and Global Acquisition Company.
10	.17(1)	Services Agreement, dated as of September 27, 2002, by and among General Electric Company, GXS Holdings, Inc., Global Acquisition Company and GE Capital Financial, Inc.
10	.18(1)	Intellectual Property Agreement and License, dated as of September 27, 2002, by and among, General Electric Company, GXS Corporation and Global Acquisition Company
10	.19(1)	GE Monogram License, dated as of September 27, 2002, by and between Monogram Licensing, Inc. and GXS Corporation.
10	.20(1)	Tax Matters Agreement, dated as of June 21, 2002, by and among General Electric Company, GE Investments, Inc. and Global Acquisition Company.
10	.21(1)	Asset Purchase Agreement, dated as of June 3, 2003, by and between GXS Holdings, Inc. and Celarix, Inc.
10	.22(2)	Employment Agreement, dated August 4, 2003, by and among Global eXchange Services, Inc., GXS Holdings, Inc. and John Soenksen.
10	.23(3)	Agreement and Plan of Merger, dated as of January 14, 2004, by and among HAHT Commerce, Inc., GXS January, Inc., GXS Holdings, Inc. and certain stockholders of HAHT Commerce, Inc.
10	.24(4)	Employment Agreement, dated November 4, 2003, by and among Global eXchange Services, Inc., GXS Holdings, Inc. and Robert Patrick.
10	.25(4)	Employment Agreement, dated December 1, 2003, by and among Global eXchange Services, Inc., GXS Holdings, Inc. and Gary Greenfield.
10	.26(4)	Agreement, dated December 5, 2003, by and among Global eXchange Services, Inc., GXS Holdings, Inc. and Carl Wilson.
10	.27(4)	Agreement, dated January 16, 2004, by and among Global eXchange Services, Inc., GXS Holdings, Inc. and Venkat Mohan.
10	.28(4)	Employment Agreement, dated January 20, 2004, by and among Global eXchange Services, Inc., GXS Holdings, Inc. and Rowland Archer.
10	.29(4)	First Amendment to Loan and Security Agreement, dated as of December 31, 2003, by and among GXS Corporation, GXS Holdings, Inc., the financial institutions party thereto and Foothill Capital Corporation.
10	.30(4)	Second Amendment to Loan and Security Agreement, dated as of March 29, 2004, by and among GXS Corporation, GXS Holdings, Inc., the financial institutions party thereto and Foothill Capital Corporation.
10	.31(4)	Separation Agreement dated as of December 1, 2003, by and among Global eXchange Services, Inc., GXS Holdings, Inc. and Harvey F. Seegers.
10	.32(5)	Third Amendment to Loan and Security Agreement, dated as of June 4, 2004, by and among GXS Corporation, GXS Holdings, Inc., the financial institutions party thereto and Wells Fargo Foothill.
10	.33(5)	Separation Agreement, dated as of May 21, 2004, by and among Global eXchange Services, Inc., GXS Holdings, Inc., and James Macioce.
10	.34(5)	Separation Agreement, dated as of July 15, 2004, by and among Global eXchange Services, Inc., GXS Holdings, Inc., and John Soenksen.
10	.35(5)	Employment Agreement dated July 7, 2004, by and among Global eXchange Services, Inc., GXS Holdings, Inc., and Robert Kamba.
10	.36(5)	Amendment to GXS Investment and Savings Plan.

Exhibit
Number		Description

10	.37(5)	Amendment to Employment Agreement dated as of August 9, 2004, by and among Global eXchange Services, Inc., GXS Holdings, Inc., and Ross Curtis.
10	.38(5)	Fourth Amendment to Loan and Security Agreement, dated as of August 3, 2004, by and among GXS Corporation, GXS Holdings, Inc., the financial institutions party thereto and Wells Fargo Foothill.
10	.39(6)	Employment Agreement dated August 26, 2004, by and among Global eXchange Services, Inc., GXS Holdings, Inc., and Louis Salamone, Jr.
10	.40(6)	Employment Services Agreement, dated as of November 1, 2004, by and between GXS Corporation and G International, Inc.
14	(4)	Code of Ethics
21	(1)	Subsidiaries of GXS Corporation.
*31	.1	Form of Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
*31	.2	Form of Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

*	Filed herewith

(1)	Incorporated by reference to GXS Corporation’s Registration Statement on Form S-4, Commission File No. 333-106143, filed on June 16, 2003.

(2)	Incorporated by reference to Amendment No. 2 to GXS Corporation’s Registration Statement on Form S-4, Commission File No. 333-106143, filed on September 5, 2003.

(3)	Incorporated by reference to GXS Corporation’s Current Report on Form 8-K, Commission File No. 333-106143, filed on January 15, 2004.

(4)	Incorporated by reference to Exhibit 10.24 to GXS Corporation’s Annual Report on Form 10-K, Commission File No. 333-106143, filed on March 30, 2004.

(5)	Incorporated by reference to Exhibit 10.32 to GXS Corporation’s Quarterly Report on Form 10-Q, Commission File No. 333-106143, filed on August 13, 2004.

(6)	Incorporated by reference to Exhibit 10.40 to GXS Corporation’s Quarterly Report on Form 10-Q, Commission File No. 333-106143, filed on November 12, 2004.

GXS CORPORATION AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		(1)
	Balance at	Charged to	(2)
	beginning of	costs, expenses	Charged to				Balance at
	year	and income	other accounts		Deductions		end of year

For the year ended December 31, 2004:
Allowance for doubtful accounts	$2,538	$105	$56	(B)	$(203	)(A)	$2,496
Allowance for sales credits	$8,807	$14,256	$53	(B)	$(14,851	)(C)	$8,245
For the year ended December 31, 2003:
Allowance for doubtful accounts	$4,292	$(881)	$121	(B)	$(994	)(A)	$2,538
Allowance for sales credits	$5,273	$9,508	$214	(B)	$(6,188	)(C)	$8,807
For the year ended December 31, 2002:
Allowance for doubtful accounts	$4,849	$1,762	$125	(B)	$(2,444	)(A)	$4,292
Allowance for sales credits	$7,137	$14,229	$81	(B)	$(16,174	)(C)	$5,273

A.	Doubtful accounts written off, less recoveries on accounts previously written off

B.	Related to foreign exchange fluctuation

C.	Gross value of all sales credits issued during year

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GXS Corporation

By:	/s/ Gary Greenfield

Gary Greenfield
Chief Executive Officer and President
Date: March 31, 2005
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary Greenfield Gary Greenfield	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2005

/s/ Louis Salamone, Jr. Louis Salamone, Jr.	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 31, 2005

/s/ John Duvall John Duvall	Vice President and Controller (Principal Accounting Officer)	March 31, 2005

/s/ David Stanton David Stanton	Director	March 31, 2005

/s/ David Golob David Golob	Director	March 31, 2005

/s/ Venkat Mohan Venkat Mohan	Director	March 31, 2005

/s/ Brian Ruder Brian Ruder	Director	March 31, 2005

/s/ Carl Wilson Carl Wilson	Director	March 31, 2005

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Form of Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Form of Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer