Form 10-Q
period 2005-03-31
GXS CORP
filed 2005-05-16
CIK 1235162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-106143

GXS CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	35-2181508 (I.R.S. Employer Identification No.)

100 Edison Park Drive, Gaithersburg, MD	20878

(Address of Principal Executive Offices)	(Zip Code)

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

     Yes ☐ No ☑

As of May 1, 2005, the registrant had 100 outstanding shares of common stock, all of which was held by affiliates of the registrant.

INDEX TO QUARTERLY REPORT

Page No.
Part I. Financial Information

Item 1. Financial Statements

Unaudited Condensed Consolidated Financial Statements of GXS Corporation

Condensed Consolidated Balance Sheets as of December 31, 2004 and March 31, 2005	1

Condensed Consolidated Statements of Operations for the three months ended March 31, 2004 and 2005	2

Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2004 and 2005	3

Condensed Consolidated Statement of Stockholder’s Equity (Deficit) for the three months ended March 31, 2005	4

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2005	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosures About Market Risk	33

Item 4. Controls and Procedures	35

Part II. Other Information

Item 6. Exhibits	36

Signatures	37

i

GXS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands of dollars, except per share amounts)

	December 31,	March 31,
	2004 (1)	2005
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,488	$19,239
Receivables:
Trade	51,036	46,884
Other	6,897	6,288
General Electric Company	948	876
Prepaid expenses and other assets	14,941	13,439

Total current assets	98,310	86,726

Investment in affiliates	1,901	1,722
Property and equipment, net	101,656	95,706
Goodwill	25,760	25,756
Deferred financing costs	12,279	11,345
Other acquired intangible assets, net	11,452	10,856
Other assets	4,327	4,681

Total Assets	$255,685	$236,792

Liabilities, Minority Interest and Stockholder’s Equity (Deficit)

Current liabilities:
Trade payables	$15,487	$11,836
Deferred income	19,879	19,340
Accrued expenses and other liabilities	71,835	70,126

Total current liabilities	107,201	101,302

Long-term debt	406,489	406,735
Other liabilities	30,108	29,975

Total liabilities	543,798	538,012

Minority interest	347	207

Stockholder’s equity (deficit):
Common stock $1.00 par value, 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	279,634	279,634
Retained earnings (deficit)	(562,496)	(575,253)
Accumulated other comprehensive loss	(5,598)	(5,808)

Total stockholder’s equity (deficit)	(288,460)	(301,427)

Total Liabilities, Minority Interest and Stockholder’s Equity (Deficit)	$255,685	$236,792

(1)	Amounts are derived from December 31, 2004 audited consolidated financial statements

See accompanying notes to condensed consolidated financial statements

GXS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands)
(Unaudited)

	Three months ended March 31,
	2004	2005
Revenues	$83,759	$73,989

Costs and operating expenses:
Cost of revenues	55,992	42,444
Sales and marketing	17,635	14,666
General and administrative	14,263	13,206
Restructuring and related charges	(124)	489

Operating income (loss)	(4,007)	3,184

Other income (expense):
Interest income	145	164
Interest expense	(15,208)	(14,886)
Other income (expense), net	(1,569)	310
Management fee from G International	—	750

Loss before income taxes	(20,639)	(10,478)

Provision for income taxes	2,105	2,279

Net loss	$(22,744)	$(12,757)

See accompanying notes to condensed consolidated financial statements

GXS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three months ended March 31,
	2004	2005
Net loss	$(22,744)	$(12,757)
Unrealized loss on available-for-sale securities	—	(163)
Foreign currency translation adjustments	792	(47)

Comprehensive loss	$(21,952)	$(12,967)

See accompanying notes to condensed consolidated financial statements

GXS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholder’s Equity (Deficit)
(In thousands)
(Unaudited)

				Accumulated
		Additional	Retained	other	Total
	Common	paid-in	earnings/	comprehensive	stockholder’s
	stock	capital	(deficit)	loss	deficit
Balance at December 31, 2004	$—	$279,634	$(562,496)	$(5,598)	$(288,460)

Net loss	—	—	(12,757)	—	(12,757)
Foreign currency translation adjustments	—	—	—	(210)	(210)

Balance at March 31, 2005	$—	$279,634	$(575,253)	$(5,808)	$(301,427)

See accompanying notes to condensed consolidated financial statements

GXS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended March 31,
	2004	2005
Cash flows from operating activities:
Net loss	$(22,744)	$(12,757)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,858	11,524
Deferred income taxes	211	79
Amortization of deferred financing costs and debt discount	1,165	1,180
Minority interest	(166)	(140)
Changes in operating assets and liabilities, net of effect of business acquisition:
Decrease in receivables	4,053	4,833
(Increase) decrease in prepaid expense and other assets	(1,803)	1,070
Increase (decrease) in accounts payable	4,815	(3,651)
Increase (decrease) in deferred income	5,246	(539)
Increase (decrease) in accrued expenses and other liabilities	(359)	(1,842)
Other	624	178

Net cash provided by (used in) operating activities	5,900	(65)

Cash flows from investing activities:
Purchases of property and equipment	(7,137)	(4,979)
Purchase of HAHT Commerce, net of cash acquired of $4,526	(9,724)	—

Net cash used in investing activities	(16,861)	(4,979)

Cash flows from financing activities:
Borrowings under revolving credit facility	—	5,000
Repayments under revolving credit facility	—	(5,000)
Capital contributions from General Electric Company	3,512	—
Payment of financing costs	(129)	—

Net cash provided by (used in) financing activities	3,383	—

Effect of exchange rate changes on cash	16	(205)

Increase (decrease) in cash and cash equivalents	(7,562)	(5,249)
Cash and cash equivalents, beginning of year	46,730	24,488

Cash and cash equivalents, end of period	$39,168	$19,239

Supplemental disclosure of non-cash, investing and financing activities:

In connection with the acquisition of HAHT Commerce in February 2004, GXS Holdings issued common and preferred stock with an estimated fair value of $15,000. Such amount has been reflected as an increase to additional paid-in capital and goodwill. A cash deposit of $750 towards the purchase price was paid in cash in 2003 and recorded to other non-current assets. During 2004 this amount was reclassified to goodwill.

See accompanying notes to condensed consolidated financial statements

GXS CORPORATION AND SUBSIDIAIRIES
Notes to Unaudited Condensed Consolidated Financial Statements
Three months ended March 31, 2004 and 2005
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

Interim results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2004, not included herein.

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

On November 1, 2004, the Company’s indirect parent, Francisco Partners, through a majority-owned acquisition vehicle, Redux Acquisition Holdings LLC (Redux), acquired G International, Inc., a business established to own and operate International Business Machine Corporation’s (IBM) Electronic Data Interchange and Business Exchange Services businesses. The Company has an Employee Services Agreement with G International through which some of the Company’s executive officers provide management services to G International and other personnel provide support services to G International.

In January 2005, the Company entered into a letter agreement to acquire Redux. The form and amount of consideration will be mutually agreed upon by the parties. The acquisition of Redux is subject to satisfaction of

GXS CORPORATION AND SUBSIDIAIRIES
Notes to Unaudited Condensed Consolidated Financial Statements
Three months ended March 31, 2004 and 2005
(Unaudited)
(In thousands of dollars)

several conditions, including completion of definitive documentation, receipt of financing and receipt of third-party consents and approvals.

(2) Summary of Significant Accounting Policies

(a) Consolidation

The consolidated financial statements represent the consolidation of all companies in which the Company directly or indirectly has a majority ownership and controls the operations. All significant intercompany transactions and

GXS CORPORATION AND SUBSIDIAIRIES
Notes to Unaudited Condensed Consolidated Financial Statements
Three months ended March 31, 2004 and 2005
(Unaudited)
(In thousands of dollars)

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

(b) Revenue Recognition

The Company generates revenues from three principal sources:

Transaction Processing and Software Maintenance — The Company earns recurring transaction processing fees from facilitating the exchange of business documents among its customers’ computer systems and those of their trading partners. Such revenues are based on a per transaction fee and are recognized in the period in which the related transactions are processed. Revenue on contracts with monthly or quarterly minimum transaction levels is recognized based on the greater of actual transactions or the specified contract minimum amounts. Software maintenance revenue is deferred and recognized on a straight-line basis over the life of the related contract, which is typically one year.

Software Licensing — The Company earns revenue from the licensing of software applications that facilitate and automate the exchange of information among disparate business systems and applications. Such revenues are recognized when the license agreement is signed, the license fee is fixed and determinable, delivery has occurred, and collection is considered probable. Revenue from licensing software that requires significant customization and modification or where services are otherwise considered essential to the functionality of the software is recognized using the percentage of completion method, based on the costs incurred in relation to the total estimated costs of the contract. Revenue from hosted software applications is recognized ratably over the hosting period unless the customer has the contractual right to take possession of the software without significant penalty and it is feasible for the customer to use the software with its own hardware or contract with another party unrelated to the Company to host the software.

Professional Services— Professional services are generally conducted under time and material contracts and revenue is recognized as the related services are provided.

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

GXS CORPORATION AND SUBSIDIAIRIES
Notes to Unaudited Condensed Consolidated Financial Statements
Three months ended March 31, 2004 and 2005
(Unaudited)
(In thousands of dollars)

(d) Recently Adopted Accounting Standards

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS No. 123R), which replaces SFAS No. 123 and supercedes APB No. 25. This statement requires compensation costs relating to share-based payment transactions to be recognized in financial statements based upon the fair value of the award. SFAS No. 123R eliminates the option to account for the cost of stock-based compensation using the intrinsic value method as allowed under APB 25 and the minimum value method allowed under SFAS No. 123 for equity investments not traded on public markets. SFAS No. 123R is effective for nonpublic entities for fiscal years beginning after December 15, 2005. Therefore, the Company will adopt SFAS No. 123R as of the beginning of its fiscal year ending December 31, 2006. The Company is currently evaluating the impact adoption of SFAS No. 123R will have on its consolidated financial statements.

(3) Revenues and Receivables

The Company provides e-commerce and network services to various GE businesses in the normal course of business. Pursuant to the terms of the Recapitalization Agreement, GE was required, for the two-year period ended September 27, 2004, to maintain its’ and its affiliates’ respective business arrangements with the Company on terms and conditions substantially similar to those in effect at the time of the completion of the Recapitalization and to purchase products and services from the Company totaling $30,600 in each of the four calendar quarters ending September 2003 and September 2004. For the twelve-month periods ended September 30, 2003 and September 30, 2004, the Company considered GE to have met the obligation. While the Company expects GE to continue to be a very important and significant customer, based on current estimates, which are subject to revision, the Company does expect that the revenue in 2005 will decline by at least 50% from the previously contracted annual amount of $30,600. However, there can be no assurance that the decline will not be greater.

Sales to GE businesses and affiliates amounted to approximately $7,515 and $2,905 for the three-month periods ended March 31, 2004 and 2005, respectively. Trade receivables as of December 31, 2004 and March 31, 2005 resulting from normal trade activity with GE were $948 and $876, respectively.

The allowance for doubtful accounts and sales allowances at December 31, 2004 was $10,741 and at March 31, 2005 was $9,190.

(4) Other Related Party Transactions

Trade payables as of December 31, 2004 and March 31, 2005 resulting from normal activity with GE were $353 and $521, respectively.

GE has provided a variety of services to the Company. These services include administering certain employee benefit plans and paying related claims, provision of voice telecommunication services, outsourcing of certain functions, centralized financial and administrative activities involved with transaction processing, centralized purchasing of desk top software and other corporate services. Such services have been charged to the Company as utilized by the Company. Billings for these services, which are included in operating expenses, amounted to $1,988 and $132 for the three months ended March 31, 2004 and 2005, respectively. As part of the Recapitalization, GE will continue to provide minimal services. Management believes that the amounts paid to GE approximate the cost at which these services could be obtained from a third party.

In connection with the Recapitalization, the Company entered into an agreement with Francisco Partners under which the Company has agreed to pay to Francisco Partners a fee of $2,000 annually plus expenses for financial advisory and consulting services. Francisco Partners has informed the Company of its intent to defer receipt of the fee. The expense related to the management fee amounted to $500 for each of the three-month periods ended March 31, 2004 and 2005. The Company reimbursed Francisco Partners for additional expenses of $185, which were incurred during the three months ended March 31, 2004, no additional expenses were incurred during the three months ended March 31, 2005. As of December 31, 2004 and March 31, 2005, the Company owed Francisco Partners $4,500 and $5,000, respectively, these amounts are included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

GXS CORPORATION AND SUBSIDIAIRIES
Notes to Unaudited Condensed Consolidated Financial Statements
Three months ended March 31, 2004 and 2005
(Unaudited)
(In thousands of dollars)

(5) Long-Term Debt

Long-term debt consists of the following at March 31, 2005:

Term loan facility	$70,000
Senior secured floating rate notes, net of debt discount of $3,265	101,735
Senior subordinated reset notes	235,000

Long-term debt	$406,735

Credit Facility:

The Company has a Credit Facility consisting of a $70,000 term loan (the Term Loan Facility) and a $30,000 revolving credit facility (the Revolving Credit Facility). The ability to borrow under the Credit Facility is subject to a borrowing base, calculated monthly, at an amount equal to 90.0% of EDI Services Revenue (as defined in the Credit Facility) for the immediately preceding six consecutive completed months. The Term Loan Facility bears interest, at the Company’s option, at either a floating base rate plus 4.0% per annum or floating LIBOR plus 6.0% per annum. The Revolving Credit Facility bears interest, at the Company’s option, at either a floating base rate plus 2.0% per annum or floating LIBOR plus 4.25% per annum. The base rate and LIBOR rate used to calculate the applicable interest rate on the Term Loan Facility and the Revolving Credit Facility may not be less than 4.25% and 2.25%, respectively. Outstanding borrowings under the Term Loan Facility as of March 31, 2005 bear interest at a base rate of 5.75% plus 4.0%. Interest is payable monthly in arrears for base rate loans and on the last day of selected interest periods, but no later than every three months, for LIBOR rate loans. Borrowings outstanding under the Term Loan Facility and the Revolving Credit Facility mature on March 21, 2007.

The Revolving Credit Facility enables the Company to obtain revolving credit loans and to issue letters of credit for working capital, acquisitions and general corporate purposes. At March 31, 2005, the Company had outstanding letters of credit of $8,900 and available borrowings of $21,100 under the Revolving Credit Facility. The outstanding letters of credit relate to performance obligations of the Company. The Company pays 0.75% per annum on the unused portion of the Revolving Credit Facility. In January 2005, the Company borrowed $5,000 under the Revolving Credit Facility for general corporate purposes. The Company has repaid all of these borrowings under the Revolving Credit Facility prior to March 31, 2005. In April 2005, the Company borrowed $14,000 under the Revolving Credit Facility for general corporate purposes.

The obligations of the Company under the Credit Facility are guaranteed by all of the Company’s existing and future domestic subsidiaries (the Guarantors). The obligations of the Company under the Credit Facility are secured by first-priority liens on substantially all of the Company’s and the Guarantors’ existing and after-acquired property, both tangible and intangible. The obligations of the Company and the Guarantors are secured by a pledge of all of the Company’s capital stock or other equity interests of the Company’s existing and future domestic subsidiaries and a pledge of 66.0% of the capital stock of the Company’s material first-tier foreign subsidiaries.

If the Company were to repay the borrowings under the Credit Facility prior to the maturity date, the Company would be required to pay a prepayment premium equal to 1.00% of the maximum facility amount for each full or partial year remaining until the maturity date. If the Credit Facility is repaid with the proceeds of a private placement of subordinated debt or equity, an initial public offering of equity or a sale of substantially all of the Company’s assets or stock, the prepayment premium would be reduced by half.

In addition, the Credit Facility contains covenants that restrict the Company from taking various actions and require the Company to achieve and maintain certain financial ratios. The most significant covenant in the Credit Facility

GXS CORPORATION AND SUBSIDIAIRIES
Notes to Unaudited Condensed Consolidated Financial Statements
Three months ended March 31, 2004 and 2005
(Unaudited)
(In thousands of dollars)

requires the Company to achieve certain levels of quarterly earnings before depreciation and amortization, interest expense, income taxes and other items, as defined in the agreement, determined on a trailing twelve-month period basis. Such covenant amounts were amended by the lender in 2004 to amounts management believes are achievable in 2005 and beyond. However, the amount required for each of the quarters ending in 2005 are up to $12,000 higher than the amount achieved by the Company during the twelve-month period ended December 31, 2004. While management believes the Company will comply with the amended covenant in 2005, if compliance is not achieved, the Company may need to seek waivers or additional covenant amendments from the lender or additional sources of funding. There can be no assurance that such waivers, covenant amendments or funding will be available, if required. As of March 31, 2005, the Company was in compliance with the covenants.

Senior Secured Floating Rate Notes (Floating Notes):

On March 21, 2003, the Company issued $105,000 of Floating Notes for proceeds of $99,750. The Floating Notes mature on July 15, 2008 and bear interest at a floating rate based on six-month LIBOR plus 9%, but never less than 12%. The interest rate at March 31, 2005 was 12%. The Floating Notes are secured by second-priority security interests in substantially all of the assets and stock of GXS and its domestic subsidiaries and 66% of the stock of the Company’s material first-tier foreign subsidiaries. In addition, the Floating Notes are guaranteed fully and unconditionally by the Company’s domestic subsidiaries. The debt discount of $5,250 is being amortized over the life of the Floating Notes using the interest method. Amortization for the period from issuance through March 31, 2005 was $1,985. Interest is payable semi-annually in arrears on January 15 and July 15 of each year commencing on July 15, 2003.

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

In addition to the restrictions on incurrence of indebtedness, the Company may not, and may not permit any of its subsidiaries to, directly or indirectly, create, incur, issue, assume, guarantee or allow to exist or otherwise directly or indirectly become liable, contingently or otherwise, for any indebtedness secured by any of the assets of the Company or any subsidiary of the Company in an aggregate principal amount, at any time, in excess of two times EDI Services Revenues, as defined in the indenture governing the Floating Notes, for the most recently ended two fiscal quarter period of the Company.

Senior Subordinated Reset Notes (Reset Notes):

On September 27, 2002, the Company issued $235,000 of Reset Notes. The Reset Notes, which mature on September 27, 2009, bore interest at a rate of 12% until September 27, 2003. From and after September 27, 2003, interest on the notes is reset to a rate not to exceed 17%, with such reset rate being based on a variety of factors including the portion of the notes owned by General Electric Capital Coporation (GECC) and the then current market conditions for similar securities. The Company is currently in discussions with GECC concerning the interest rate on the Reset Notes. The parties have not reached a definitive agreement on the reset rate and have each engaged investment bankers to determine the reset rate. Pursuant to an agreement entered into with GE, assuming the Company completes the Redux acquisition by June 30, 2005, the interest rate on the Reset Notes will be fixed at 12% for the period from September 27, 2003 to the date of acquisition. However, because this agreement is contingent upon a number of actions, the Company accrued interest at a rate of 15% for that period, which represents the rate which management believes to be the best estimate of where the negotiations would conclude if the Company does

GXS CORPORATION AND SUBSIDIAIRIES
Notes to Unaudited Condensed Consolidated Financial Statements
Three months ended March 31, 2004 and 2005
(Unaudited)
(In thousands of dollars)

not complete those actions by the date specified. In the event that the Company completes the acquisition of Redux prior to June 30, 2005, interest accrued in excess of the 12% on the Reset Notes will be reversed and recorded as a credit to interest expense. At March 31, 2005 such amount is $10,575. If the interest rate on the Reset Notes is increased to the maximum rate of 17% the Company’s annual interest expense would increase by $2.7 million. Interest is payable semi-annually on April 15 and October 15 of each year commencing April 15, 2003. The Reset Notes are general unsecured obligations of the Company and are guaranteed by all of the Company’s domestic subsidiaries.

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

The Company paid interest of $7,876 and $8,109 for the three months ending March 31, 2004 and 2005, respectively.

Deferred financing costs are being amortized over the life of the debt using a method that approximates the interest method. Amortization expense was $934 in each of the three-month periods ending March 31, 2004 and 2005.

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

GXS CORPORATION AND SUBSIDIAIRIES
Notes to Unaudited Condensed Consolidated Financial Statements
Three months ended March 31, 2004 and 2005
(Unaudited)
(In thousands of dollars)

(7) Restructuring

During the three months ended March 31, 2004, the Company did not incur any restructuring costs, however the Company did reverse $124 of accruals related to severance payments which the Company determined were no longer needed.

On June 8, 2004, the Company announced a restructuring program which includes consolidating development and operations functions, streamlining business processes, making technology investments to lower its worldwide service delivery costs and vacating additional facilities. As a result, during the three months ended March 31, 2005, the Company incurred approximately $489 in restructuring costs primarily relating to vacating facilities. The amount recorded is net of amounts the Company expects to receive from subleasing the vacated space. The facility charge was determined by discounting the net future cash obligation of the existing lease less anticipated rental receipts to be received from existing and potential subleases. This requires significant judgments about the length of time the space will remain vacant, anticipated cost escalators and operating costs associated with the leases, the market rate at which the space will be subleased, and broker fees or other costs necessary to market the space. These judgments were based upon independent market analysis and assessment from experienced real estate brokers.

A rollforward of the restructuring activities is as follows:

	Restructuring Activities - Severance
	2003 Plan	2004 Plan	Total
Balance as of December 31, 2004	$317	$6,014	$6,331
Restructuring expense	—	—	—
Payments and other adjustments	(267)	(1,301)	(1,568)

Balance as of March 31, 2005	$50	$4,713	$4,763

	Restructuring Activities - Facilities
	2003 Plan	2004 Plan	Total
Balance as of December 31, 2004	$10,040	$6,470	$16,510
Restructuring expense	—	489	489
Payments and other adjustments	(653)	(507)	(1,160)

Balance as of March 31, 2005	$9,387	$6,452	$15,839

The majority of the severance accruals will be paid by the end of 2005. The facility accruals will be paid in various amounts through 2014.

(8) Income Taxes

The income tax rate for the three months ended March 31, 2004 and 2005 differs from the federal statutory rate of 35% principally as a result of state income taxes and the effect of losses in the United States and foreign jurisdictions for which no income tax benefit has been recognized.

GXS CORPORATION AND SUBSIDIAIRIES
Notes to Unaudited Condensed Consolidated Financial Statements
Three months ended March 31, 2004 and 2005
(Unaudited)
(In thousands of dollars)

(9) Supplemental Condensed Consolidated Financial Information

The Reset Notes and the Floating Notes issued by the Company are guaranteed by each of the Company’s United States subsidiaries (the Subsidiary Guarantors). The Reset Notes and the Floating Notes are not, however, guaranteed by the Company’s foreign subsidiaries. The guarantees are full, unconditional and joint and several. The Subsidiary Guarantors are each wholly owned by the Company. The ability of the Company’s subsidiaries to make cash distributions and loans to the Company and Subsidiary Guarantors is not expected to be significantly restricted. The following supplemental financial information sets forth, on a consolidating basis, balance sheets, statements of operations and comprehensive income (loss), and statements of cash flows for the Company, Subsidiary Guarantors and the Company’s nonguarantor subsidiaries.

GXS CORPORATION AND SUBSIDIARIES
Consolidating Balance Sheet
December 31, 2004
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

GXS CORPORATION AND SUBSIDIARIES
Consolidating Balance Sheet
March 31, 2005
(Unaudited)
(In thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$6,448	$12,791	$—	$19,239
Receivables	—	23,466	30,582	—	54,048
Other current assets	149	6,154	7,136	—	13,439
Advances to subsidiaries	13,474	228,554	149,355	(391,383)	—

Total current assets	13,623	264,622	199,864	(391,383)	86,726
Investments in affiliates	—	1,397	325	—	1,722
Investments in subsidiaries	108,173	(15,203)	—	(92,970)	—
Property and equipment, net	235	92,001	3,470	—	95,706
Goodwill, net	—	19,748	6,008	—	25,756
Other noncurrent assets	—	12,484	3,053	—	15,537
Deferred financing costs	11,345	—	—	—	11,345

	$133,376	$375,049	$212,720	$(484,353)	$236,792

Liabilities, Minority Interest, and Stockholder’s Equity (Deficit)
Current liabilities:
Trade payables	$1,311	$7,617	$2,908	$—	$11,836
Other current liabilities	26,757	34,880	27,829	—	89,466
Advances from affiliates	—	206,540	184,843	(391,383)	—

Total current liabilities	28,068	249,037	215,580	(391,383)	101,302
Long-term debt	406,735	—	—	—	406,735
Other liabilities	—	17,839	12,136	—	29,975

Total liabilities	434,803	266,876	227,716	(391,383)	538,012
Minority interest	—	—	207	—	207
Stockholder’s equity (deficit)	(301,427)	108,173	(15,203)	(92,970)	(301,427)

	$133,376	$375,049	$212,720	$(484,353)	$236,792

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

GXS CORPORATION AND SUBSIDIARIES
Consolidating Statement of Operations and Comprehensive Income (Loss)
Three months ended March 31, 2005
(Unaudited)
(In thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$58,405	$37,591	$(22,007)	$73,989
Costs and operating expenses	50	62,408	29,865	(22,007)	70,316
Restructuring and related charges	—	415	74	—	489

Operating income (loss)	(50)	(4,418)	7,652	—	3,184
Other income (expense), net	(14,951)	2,828	(1,539)	—	(13,662)

Income (loss) before income taxes	(15,001)	(1,590)	6,113	—	(10,478)
Provision for income taxes	—	961	1,318	—	2,279

Income (loss) before equity in income (loss) of subsidiaries	(15,001)	(2,551)	4,795	—	(12,757)
Equity in income (loss) of subsidiaries	2,244	4,795	—	(7,039)	—

Net income (loss)	(12,757)	2,244	4,795	(7,039)	(12,757)
Unrealized loss on marketable equity securities	—	(163)	—	—	(163)
Foreign currency translation adjustments	—	—	(47)	—	(47)

Comprehensive income (loss)	$(12,757)	$2,081	$4,748	$(7,039)	$(12,967)

GXS CORPORATION AND SUBSIDIARIES
Consolidating Statement of Cash Flows
Three months ended March 31, 2004
(Unaudited)
(In thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(22,744)	$(6,890)	$1,606	$5,284	$(22,744)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	14,258	600	—	14,858
Deferred income taxes	—	100	111	—	211
Amortization of deferred financing costs and debt discount	1,165	—	—	—	1,165
Minority interest	—	—	(166)	—	(166)
Equity in net loss of subsidiaries	6,890	(1,606)	—	(5,284)	—
Changes in operating assets and liabilities, net	11,313	8,275	(7,012)	—	12,576

Net cash provided by (used in) operating activities	(3,376)	14,137	(4,861)	—	5,900

Cash flows for investing activities:
Purchases of property and equipment	(7)	(6,949)	(181)	—	(7,137)
Purchase of HAHT Commerce, net of $4,526 cash acquired	—	(9,724)	—	—	(9,724)

Net cash used in investing activities	(7)	(16,673)	(181)	—	(16,861)

Cash flows from financing activities:
Net contributions from General Electric Company and affiliates	3,512	—	—	—	3,512
Payment of financing costs	(129)	—	—	—	(129)

Net cash provided by financing activities	3,383	—	—	—	3,383

Effect of exchange rate changes on cash	—	—	16	—	16

Decrease in cash and cash equivalents	—	(2,536)	(5,026)	—	(7,562)
Cash and cash equivalents, beginning of year	—	19,389	27,341	—	46,730

Cash and cash equivalents, end of period	$—	$16,853	$22,315	$—	$39,168

GXS CORPORATION AND SUBSIDIARIES
Consolidating Statement of Cash Flows
Three months ended March 31, 2005
(Unaudited)
(In thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(12,757)	$2,244	$4,795	$(7,039)	(12,757)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	11,167	357	—	11,524
Deferred income taxes	1,484	(5,529)	4,124	—	79
Amortization of deferred financing costs and debt discount	1,180	—	—	—	1,180
Minority interest	—	—	(140)	—	(140)
Equity in net (income) loss of subsidiaries	(2,244)	(4,795)	—	7,039	—
Changes in operating assets and liabilities, net	12,337	314	(12,602)	—	49

Net cash provided by (used in) operating activities	—	3,401	(3,466)	—	(65)

Cash flows for investing activities:
Purchases of property and equipment	—	(4,475)	(504)	—	(4,979)

Net cash used in investing activities	—	(4,475)	(504)	—	(4,979)

Cash flows from financing activities:
Borrowings under revolving credit facility	5,000	—	—	—	5,000
Repayments under revolving credit facility	(5,000)	—	—	—	(5,000)

Net cash provided by financing activities	—	—	—	—	—

Effect of exchange rate changes on cash	—	—	(205)	—	(205)

Decrease in cash and cash equivalents	—	(1,074)	(4,175)	—	(5,249)
Cash and cash equivalents, beginning of year	—	7,522	16,966	—	24,488

Cash and cash equivalents, end of period	$—	$6,448	$12,791	$—	$19,239

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes, which are included elsewhere in this document.

The following discussion and analysis may contain forward-looking statements, which reflect the expectations, beliefs, plans and objectives of management about future financial performance and/or assumptions underlying our judgments concerning matters discussed below. These statements, accordingly, involve estimates, assumptions, judgments and uncertainties. In particular, this pertains to management’s comments on financial resources, capital spending, the outlook for our business and our potential combination with Redux. Actual results or outcomes may differ materially from those in such forward-looking statements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That Could Affect Future Results” in our Annual Report on Form 10-K filed March 31, 2005.

Overview

We are a leading provider of on-demand supply chain management solutions to over 30,000 customers worldwide, including over 50% of the Fortune 500 companies. We provide mission-critical solutions that connect our customers, large and small, continuously to their trading partners around the world. Our solutions perform an extensive range of critical supply chain management functions, including the exchange of information relating to trade orders, invoicing and payment instructions, synchronization of product and price information, optimization of inventory levels and demand forecasting. Our customers use our solutions to automate supply chain relationships with their networks of business partners, and to reduce the cost and complexity of supply chain operations. We operate a highly reliable, secure global network services platform that connects trading partners 24 hours a day, 7 days a week in approximately 25 countries around the world. We have been a leading provider of on-demand supply chain management solutions for over 20 years, and have been a pioneer in the technology industry since the late 1960s.

In general, we derive our revenue from:

•	recurring transaction processing and software maintenance fees;

•	software license fees; and

•	professional service fees in connection with our products.

For most transactions, we charge a transaction-processing fee to both the sending and the receiving party. Because the transactions we process, such as the exchange of invoices and purchase orders, are routine and essential to the day-to-day operations of our customers, the revenues generated from these fees tend to be highly recurring in nature. Since late 2003 we have increasingly focused on negotiating multi-year contracts with customers. Approximately 60% of our top 2,000 customers have signed contracts with us with an average term of 31 months. Those larger customers who are not committed to multi-year contracts and most of our smaller customers generally are under contracts for transaction processing solutions that automatically renew every month. Transaction processing revenues are recognized on a per transaction basis in the period the related transaction is processed. Revenues on contracts with monthly, quarterly or annual minimum transaction levels are recognized based on the greater of actual transactions processed or the specified contract minimums.

We also license our software either for perpetual use or for a fixed term. Licensing revenues are generated by both our Transact Solutions, as well as our value-added Monitor, Synchronize and Collaborate Solutions. Licensing revenues are generally recognized when the license agreement is signed, the license fee is fixed and determinable, delivery has occurred and collection is probable. In connection with the licensing of our software products, we provide software maintenance services that also generate recurring revenues. We typically charge between 15% and 20% of the initial license fee on an annual basis for these maintenance services. We recognize software maintenance revenues over the life of the related maintenance contracts, which is typically one year. We currently have more than 5,700 software maintenance contracts. For the three months ended March 31, 2004 and 2005, we derived approximately $3.5 million and $3.6 million, respectively, in revenues from fees relating to these contracts.

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

We also derive a portion of our revenues from transaction processing and software maintenance fees, software licensing and professional services relating to our Legacy Solutions, which constituted 22.4% of our total revenues in 2004 and 20.5% of our total revenues for the three months ended March 31, 2005. Our Legacy Solutions include our Custom Messaging and Network Solutions, or CMNS, and other product offerings. We do not consider our Legacy Solutions to be core to our business and are in the process of phasing them out. Accordingly, we expect revenues from our Legacy Solutions to continue to decline as a percentage of our total revenues as we continue to de-emphasize and discontinue such services and emphasize our core Transact Solutions and our value-added Monitor, Synchronize and Collaborate Solutions.

A number of trends over the past several years have caused us to re-evaluate our strategic focus, our mix of products and services and our corporate cost structure. For most of the 1990’s, we focused on providing customized information technology solutions to our customers, while also providing standard transaction processing and a variety of other transaction-based business-to-business solutions. In 2000, 50.8% of our revenues were generated by our Legacy Solutions, as currently defined, while 49.2% were generated by our Transact and value-added Monitor, Synchronize and Collaborate Solutions. In 2004, 22.4% of our revenues were generated by our Legacy Solutions, as currently defined, while 77.6% were generated by our Transact, Monitor, Synchronize and Collaborate Solutions.

Along with general economic conditions, the proliferation of the Internet and other technological advances in computing and telecommunications continue to transform the on-demand supply chain management industry. Our business has been impacted in several ways, including a decline in revenue in each of our four product categories. Our Legacy Solutions declined rapidly as customers moved to less customized, open systems based solutions. This decline was exacerbated by the loss of a key customer and migration by some of our customers to more standardized year 2000 compliant systems. From 2000 to 2004, revenues from our CMNS, the largest part of our Legacy Solutions, declined from $183.7 million to $52.3 million. These trends not only affected revenues in dollar terms, but also our mix of revenues.

In addition, competitive pricing dynamics across the industry adversely impacted certain of our core transaction processing revenues. From 2002 to 2004, our Transaction Processing and Maintenance revenue declined by $23.6 million from $255.4 million to $231.8 million. These revenues were also negatively impacted by our strategy, beginning in late 2003, to offer many of our largest 2,000 customers lower pricing in exchange for their commitment to multi-year contracts for our core Transact Solutions. Revenues generated by our software licensing, which are largely driven by discretionary corporate information technology spending, peaked in 2000, at $21.5 million, or 3.8% of our total revenues and declined to $9.0 million, approximately 2.7% of our total revenues, in 2004.

Since late 2003, to compensate for pricing concessions we were making in certain of our core transaction processing services and to continue responding to market conditions, our management has focused on a number of cost-savings measures, including:

•	reducing our cost structure through the removal of excess capacity in our sales force, our professional services organization and our computing and network infrastructure;

•	investing in new technologies to lower our per unit costs;

•	de-emphasizing Legacy Solutions and reducing the number of customers to whom such services are provided;

•	canceling and consolidating various marketing and development programs related to products and services that were not generating sufficient revenues to support the continued investment;

•	reducing back-office personnel and moving work to lower-cost countries; and

•	consolidating facility space.

Beginning in 2004, we also began to package the pricing incentives offered on certain of our core transaction processing services not only with multi-year contracts but also with contracts for our Monitor, Synchronize and Collaborate Solutions.

Beginning in June 2004, we also entered into new agreements to provide Synchronize Solutions, including Data Pool services, to the member organizations in several countries in Europe and Asia that participate in an organization called the Global Data Synchronization Network, or GDSN. Data Pools provide a mechanism for trading partners, primarily in the retail supply chain, to share and synchronize product data for greater efficiencies and increased profitability across global supply chains. However, revenues derived from our relationship with these Data Pools is not expected to significantly impact our revenues or results of operations until 2006 and later years, as each country data pool increases its member participation.

During the fourth quarter of 2003, we entered into a restructuring plan to terminate approximately 80 employees and ceased to use approximately 30% of our Gaithersburg facility, which we are actively seeking to sublease. During the second quarter of 2004, we announced our business transformation plan, a restructuring program which includes not only cost-cutting measures such as consolidating development and operations functions, streamlining business processes, and vacating additional facilities, but also measures such as making technology investments to lower our worldwide service delivery costs and the development of our new value-added solutions. We reduced our global employee workforce by approximately 300 positions, or approximately 20%, by the end of calendar year 2004 from the level existing as of June 8, 2004 and added an additional 100 positions in lower-cost geographies. As a result, we incurred approximately $26.4 million in restructuring costs, the majority of which we expect to disburse by the end of 2005 with the balance being disbursed in somewhat equal amounts through 2014. The amount recorded is net of amounts we expect to receive from subleasing vacated space at our headquarters and other facility locations. As of December 31, 2004, ongoing implementation of this plan resulted in reduced costs of approximately $48.0 million annually, as well as the introduction of several new products. We continue to focus on maintaining a cost structure that is appropriate for our existing revenue base and revenue expectations.

General Electric Company, together with its affiliates, historically has been among our largest five customers and is currently our largest customer. For the year ended December 31, 2004, General Electric and its affiliates generated approximately 9.0% of our total revenues. For the two years following our 2002 recapitalization, General Electric was required to maintain its and its affiliates’ respective business arrangements with us on terms and conditions substantially similar to those in effect at the time of the recapitalization and to purchase products and services from us at a specified level. General Electric’s obligation to purchase such product and services ended in September 2004. While Legacy Solutions revenues from General Electric and its affiliates will continue to decrease, we expect General Electric to continue to be a very important and significant customer for our Transact and other solutions. However, General Electric and its affiliates may not continue their customer relationships with us at the expected levels or at all.

Impact of Acquisitions

Redux: On November 1, 2004, our indirect parent, Francisco Partners, through a majority-owned acquisition vehicle Redux Acquisition Holdings LLC, acquired G International, Inc., a business established in September 2004 to own and operate International Business Machine Corporation’s, or IBM’s, Electronic Data Interchange and Business Exchange Services businesses. By virtue of the ownership of Francisco Partners, we are under common control with Redux. In January 2005, we entered into a letter agreement to acquire Redux. At the time of the acquisition by Redux, G International had approximately $97.1 million of debt outstanding, consisting of a series of loans from IBM and its affiliates. On November 1, 2004, $47.1 million of the IBM loans were refinanced with a $55.0 million three-year term loan, the proceeds of which were also used to pay approximately $5.9 million of fees and expenses associated with the acquisition. On November 30, 2004 the remainder of the business was acquired for approximately $3.8 million.

We intend to acquire Redux from Francisco Partners. The form and cost of that acquisition is still being determined.

The acquisition of Redux is subject to satisfaction of several conditions, including:

•	completion of definitive documentation;

•	receipt of financing; and

•	receipt of third-party consents and approvals.

In addition, the United Kingdom competition commission is reviewing the acquisition of G International by Redux for competition concerns in the United Kingdom. As a result of that review, we may be forced to divest certain assets of Redux’s United Kingdom business that we intend to acquire or agree to behavioral undertakings that may restrict some of the activities of the United Kingdom business. The United Kingdom business of Redux generated less than 5% of Redux’s total revenues for the three months ended March 31, 2005, and on a pro forma basis after giving effect to our acquisition of Redux, less than 2% of our total pro forma revenues for the three months ended March 31, 2005.

We believe that the acquisition of Redux will:

•	broaden our customer base to over 40,000 customers including over 75% of the Fortune 500 companies;

•	position us to offer a broad range of our existing solutions to Redux’s customers;

•	reduce our costs and the cost to customers of some of our solutions; and

•	strengthen our competitive position in some industries, including financial services and consumer products.

In connection with our proposed acquisition of Redux, all of the employees of G International in the United States became our employees as of April 1, 2005 and we entered into an agreement with G International, effective on that date, pursuant to which G International is required to compensate us for the services provided to it by these employees.

On November 1, 2004, we entered into an Employee Services Agreement with G International under which some of our executive officers provide management services to G International and other of our personnel provide support services to G International for which were are compensated.

Other Acquisitions. On February 13, 2004, we acquired all of the capital stock of HAHT Commerce, Inc. through a merger of a wholly owned subsidiary with HAHT Commerce for consideration of approximately $30.0 million, consisting of $15.0 million in cash plus common and preferred shares of GXS Holdings, Inc. valued at approximately $15.0 million. HAHT Commerce is a provider of demand chain management applications that automate, integrate and optimize order management, product information management, channel management, business intelligence and customer services between manufacturers, their channel partners and business customers. We intend to continue to selectively pursue acquisitions of companies with complementary products and technologies to enhance our ability to provide comprehensive solutions to our customers and to expand our business. Any such acquisition can affect our results of operations for the period in which the acquisition is completed and future periods and, depending on the size of the acquisition, can affect the comparability of period to period results.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States. Some accounting policies require us to make estimates and assumptions about future events that affect the amounts reported in our consolidated financial statements and the accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any differences may be material to our consolidated financial statements. A description of all of our significant accounting policies used is contained in Note 2 to our audited consolidated financial statements, included in our Annual Report on Form 10-K for the year ended December 31, 2004. Some of these policies involve a higher degree of judgment and complexity in their application and represent the critical accounting policies used in the preparation of our financial statements. A summary of our critical accounting policies can be found in our Annual Report on Form 10-K for the year ended December 31, 2004. If different assumptions or conditions were to prevail or if our estimates and assumptions prove to be incorrect, actual results could be materially different from those reported.

Employment

Employment was 1,372 and 1,372 as of December 31, 2004 and March 31, 2005, respectively.

In connection with our proposed acquisition of Redux, all of the employees of G International in the United States became our employees as of April 1, 2005 and we entered into an agreement with G International, effective as of such date, pursuant to which G International will compensate us for the services provided to it by these employees.

Results of Operations

A summary of our revenue by category follows:

	Three Months Ended March 31
	2004		2005
	(in thousands of dollars)
	$	%	$	%
Revenues:
Transaction Processing and Maintenance	58,338	69.6%	54,632	73.8%
Software Licensing	1,927	2.3%	1,080	1.5%
Professional Services	3,178	3.8%	3,091	4.2%
Legacy Solutions	20,316	24.3%	15,186	20.5%

Total revenues	83,759	100.0%	73,989	100.0%

A summary of our costs and operating expenses follows:

	Three Months Ended March 31
	2004	2005
	(in thousands of dollars)
Costs and operating expenses:

Cost of revenues	$55,992	$42,444
Sales and marketing	17,635	14,666
General and administrative	14,263	13,206
Restructuring and related charges	(124)	489

Total costs and operating expenses	$87,766	$70,805

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Revenues. Revenues decreased by $9.8 million, or 11.7%, to $74.0 million for the three months ended March 31, 2005 from $83.8 million for the three months ended March 31, 2004, principally as a result of market conditions, reduced pricing on our transaction processing services and the continued de-emphasis of our Legacy Solutions that we are phasing out. The negative impact on revenues of these factors was partially offset by the relative strength of foreign currencies, which increased revenue by approximately $1.9 million for the three months ended March 31, 2005 compared to the three months ended March 31, 2004.

Transaction Processing and Maintenance revenue, comprised of our main sources of recurring revenues, decreased by $3.7 million, or 6.3%, to $54.6 million for the three months ended March 31, 2005 from $58.3 million for the three months ended March 31, 2004. We continue to pursue our strategy of offering customers more attractively priced packages of services in exchange for multi-year commitments. While we expect this strategy to result in increased customer loyalty and revenue stability over the longer term, as a result of this strategy revenue per unit in the quarter ended March 31, 2005 was lower than that in the comparable 2004 quarter. We also continued to experience price competition in the marketplace that we believe contributed to the reduced realized price levels and revenues, predominantly in the United States. We have also experienced a contraction in our overall customer base as some smaller customers canceled their service. The declines have been partially offset by the strength of the Euro and British pound relative to the United States dollar, as well as to a smaller extent by the addition of maintenance revenues associated with HAHT Commerce.

Software Licensing revenue declined by $0.8 million, or 42.1%, to $1.1 million for the three months ended March 31, 2005 from $1.9 million for the three months ended March 31, 2004. We continue to experience longer customer decision cycles to commit to major new systems implementations. Our software licensing revenues during the quarter are principally attributable to data synchronization software sales primarily as a result of the HAHT Commerce acquisition.

Professional Services revenue declined by $0.1 million, or 3.1%, to $3.1 million for the three months ended March 31, 2005 from $3.2 million for the three months ended March 31, 2004. The decline in professional services revenues is driven by lower amounts of billable services performed for our transaction processing customers, offset by the implementation of software licensing sales.

Legacy Solutions revenue declined by $5.1 million, or 25.1%, to $15.2 million for the three months ended March 31, 2005 from $20.3 million for the three months ended March 31, 2004 as customers continue to migrate away from hosted legacy applications and computer systems to either in-house implementations or alternate solutions. These declines, which are in line with our expectations, will continue and perhaps begin to accelerate as we reallocate resources towards a consolidated computing infrastructure and focus resources on newer service offerings. In addition, our online marketplaces implemented during the past several years are yielding lower monthly revenues as they mature in terms of usage and number of participants.

Cost of revenues. Cost of revenues decreased by $13.5 million, or 24.1%, to $42.5 million for the three months ended March 31, 2005 from $56.0 million for the three months ended March 31, 2004. The quarter-over-quarter decrease in cost of revenues is primarily driven by declines in compensation and related employee expenses as we continue to move forward with our transformation plan (including utilizing employees in lower-cost locations) and by lower royalty payments to third party software licensors as a result of lower sales of our software utilizing such third parties’ products. Also contributing to the decrease is a decline in contractors costs as we have started to utilize contractors in lower-cost locations.

Sales and marketing. Sales and marketing expense decreased by $2.9 million, or 16.5%, to $14.7 million for the three months ended March 31, 2005 from $17.6 million for the three months ended March 31, 2004. The quarter-over-quarter decrease is primarily due to lower compensation and related employee expenses as a result of restructuring actions that took place during 2004 and lower commission expense in line with decreased revenues.

General and administrative. General and administrative expenses decreased by $1.1 million, or 7.7%, to $13.2 million for the three months ended March 31, 2005 from $14.3 million for the three months ended March 31, 2004. The quarter-over-quarter decrease is primarily driven by a decrease in consulting expenses and professional fees. During the first three months of 2004 consulting expenses and professional fees included fees paid to management consultants engaged in December 2003 to work together with our management team to solidify our business strategy and lay a foundation for our cost transformation actions. These engagements were substantially completed by the end of the second quarter of 2004.

The weakening dollar caused cost of revenues, sales and marketing and general and administrative expenses to be approximately $1.3 million higher for the first three months of 2005 compared to the first three months of 2004.

Restructuring and related charges. Restructuring and related charges were $0.5 million for the three months ended March 31, 2005. The majority of the charges relate to facility exit costs at two facilities contemplated by our restructuring program announced on June 8, 2004.

Interest expense. Interest expense of $14.9 million for the three months ended March 31, 2005 and $15.2 million for the three months ended March 31, 2004, was primarily driven by interest on our long-term debt issued in connection with our 2002 recapitalization.

Our senior subordinated reset notes accrued interest at 12% per annum before September 27, 2003. After September 27, 2003, the senior subordinated reset notes accrue interest at a reset rate between 8% and 17%. The reset rate is to be determined by ongoing negotiations between General Electric Capital Corporation, or GECC, and us. These negotiations began in July 2003. The parties have not reached an agreement on the reset rate and have each engaged investment bankers to determine the reset rate. Pursuant to an agreement entered into with General Electric, assuming we complete the Redux acquisition by June 30, 2005, the interest rate on the senior subordinated reset notes will be fixed at 12% for the period from September 27, 2003 to the date of the acquisition. However, because this agreement is contingent upon a number of actions, we accrued interest at a rate of 15% for that period, which represents the rate that management believes to be the best estimate of where the negotiations would conclude if we do not complete the acquisition by the date specified. In the event that we complete the acquisition prior to June 30, 2005, interest accrued in excess of the 12% on the senior subordinated reset notes will be reversed and recorded as a credit to interest expense. At March 31, 2005 such amount is $10.6 million. To the extent the reset rate exceeds 15%, we will have the option to pay cash interest of 15% and add the additional interest to the balance of the senior subordinated reset notes. A 1% change in the reset rate upon final negotiations will change interest expense by $0.6 million by quarter, or $2.4 million annually.

Other income (expense), net. Other income of $0.3 million for the three months ended March 31, 2005, was driven by $0.2 million of realized gains on foreign currency transactions and $0.1 million of minority interest income. Other expense was $1.6 million for the three months ended March 31, 2004 which included $0.8 million in fees relating to interest rate determination for our senior subordinated reset notes and $1.0 million of realized losses on foreign currency transactions, offset by $0.2 million of minority interest income.

Management fee from G International. On November 1, 2004, we entered into an employee services agreement with G International. The agreement provides that, prior to completion of our acquisition of Redux, certain of our executive officers will provide management services and other personnel will provide support services with respect to the business and operations of G International. Fees earned for these services were $0.8 million for the three months ended March 31, 2005.

Provision for income taxes. Income tax expense was $2.3 million for the three months ended March 31, 2005 compared to $2.1 million for the three months ended March 31, 2004. Our tax rate for both periods differs from the federal statutory rate of 35% principally as a result of state income taxes and the effect of losses in the United States and foreign jurisdictions for which no income tax benefits have been recognized. Our income tax expense for the three month periods ended March 31, 2004 and 2005 relates primarily to taxes for foreign jurisdictions in which we have income.

Net loss. Net loss decreased by $9.9 million to a net loss of $12.8 million for the three months ended March 31, 2005 compared to a net loss of $22.7 million for the three months ended March 31, 2004. The decrease in net loss of $9.9 million for the three months ended March 31, 2005 was a result of the matters discussed above.

Liquidity and Capital Resources

Sources and Uses of Cash

The following table is a summary of our sources and uses of cash during the three months ended March 31, 2004 and 2005:

	Three months ended March 31,
	2004	2005
	(in thousands of dollars)
Cash flows from operating activities	$5,900	$(65)
Cash flows from investing activities	(16,861)	(4,979)
Cash flows from financing activities	3,383	—
Effect of exchange rate changes on cash	16	(205)

Net decrease in cash and cash equivalents	$(7,562)	$(5,249)

Cash and cash equivalents, end of period	$39,168	$19,239

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Cash used in operating activities was $0.1 million for the three months ended March 31, 2005 compared to net cash provided by operating activities of $5.9 million for the three months ended March 31, 2004. The decrease in net cash provided by operating activities of $6.0 million was mainly attributable to changes in working capital offset by improved operating results.

Net cash used in investing activities was $5.0 million for the three months ended March 31, 2005 compared to $16.9 million for the three months ended March 31, 2004. Net cash used in investing activities for the three months ended March 31, 2005 included capital expenditures of $5.0 million for property, software and equipment. Net cash used in investing activities for the three months ended March 31, 2004 included $15.0 million for the acquisition of HAHT Commerce, net of $4.5 million of cash acquired. Net cash used in investing activities for the three months ended March 31, 2004 also included capital expenditures of $7.1 million for property, software and equipment. Capital expenditures for the first three months of 2004 and 2005 include $4.5 million and $2.8 million, respectively, of costs capitalized for the development of software for internal use. The lower capital expenditures in the first quarter of 2005 resulted from decreasing our investment in products and services with lower revenue expectations, while directing investments in new products and services and those with greater growth expectations based upon then-existing market conditions and outlook. We expect to expend $25.6 million on capital expenditures during 2005.

Net cash provided by financing activities was $3.4 million for the three months ended March 31, 2004. Cash provided by financing activities for the three months ended March 31, 2004 consisted primarily of a $3.5 million reimbursement by General Electric pursuant to the recapitalization agreement.

Liquidity

Our principal sources of liquidity have been available cash and cash flows from operations. We expect our principal uses of cash to be working capital, capital expenditures and debt service. As of March 31, 2005, we had outstanding debt of approximately $406.7 million, which consisted of $235.0 million of outstanding senior subordinated reset notes, $101.7 million of outstanding senior secured floating rate notes and a $70.0 million senior term loan. The senior secured floating rate notes are net of debt discount of $3.3 million.

Borrowings under our revolving credit facility bear interest, at our option, at either a floating base rate plus 2.00% per annum or floating LIBOR plus 4.25% per annum. Borrowings under our senior term loan bear interest, at our option, at either the base rate plus 4.00% per annum or LIBOR plus 6.00% per annum. The base rate and LIBOR rate used to calculate the applicable interest rates on revolving credit loans and our senior term loan may not be less than 4.25% and 2.25%, respectively. Interest is payable monthly in arrears for base rate loans and on the last day of selected interest periods, but no later than every three months, for LIBOR rate loans. The maturity date of the revolving credit facility and the senior term loan are March 21, 2007, at which time all principal is due and payable.

At March 31, 2005, we had $70.0 million outstanding under the senior term loan facility. Borrowings outstanding under the facility at March 31, 2005 bear interest at 9.75%. In addition, as of the date of this report, we have approximately $8.9 million of letters of credit outstanding under our revolving credit facility. The amount that can be borrowed under the revolving credit facility is limited to a percentage of our core transaction processing fee revenues as defined in the agreement governing the credit facility, and is subject to our compliance with financial covenants and other customary conditions, including that no event of default under the facility has occurred and is continuing. In January 2005, we borrowed $5.0 million under our revolving credit facility for general corporate purposes, all of which was repaid prior to March 31, 2005. Available borrowings under our revolving credit facility were $21.1 million at March 31, 2005. In April 2005, we borrowed $14.0 million under the revolving credit facility for general corporate purposes.

Our obligations under our credit facility are guaranteed by all of our existing and future United States subsidiaries and are also secured by first-priority liens on substantially all of our and the guarantors’ assets and property, including a pledge of 100% of the capital stock or other equity interests of our existing and future United States subsidiaries and 66% of the capital stock or other equity interests of our material first-tier foreign subsidiaries. We are also subject to a negative pledge on all of our assets and the assets of our subsidiaries.

The agreements governing our outstanding debt impose limitations on our ability to, among other things, incur additional indebtedness including capital leases, incur liens, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, issue preferred stock, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. The indentures governing our outstanding senior subordinated reset and senior secured floating rate notes contain similar limitations. In addition, the indenture governing our outstanding senior secured floating rate notes limits our ability to maintain secured indebtedness in excess of certain limits related to our core transaction processing fee services revenue. Our credit facility, as amended, also requires that we meet and maintain certain financial ratios and tests, including an annual capital expenditures limitation, minimum consolidated trailing twelve month Earnings before Interest, Taxes, Depreciation and Amortization, (EBITDA), as defined in our credit facility, and a maximum consolidated leverage ratio (total senior debt to EBITDA). Our ability to comply with these covenants and to meet and maintain such financial ratios and tests is material to the success of our business and may be affected by events beyond our control. Our failure to comply with these covenants could create a default under the credit facility, which could cause a default under the indentures governing the senior secured floating rate notes, and the senior subordinated reset notes. In March and June 2004, we negotiated amendments to the financial covenants contained in our credit facility for 2004 and 2005. The amended EBITDA covenant has a requirement of $75.0 million for the twelve-month period ended March 31, 2005 and $85.0 million for the twelve-month periods ending June 30, September 30 and December 31, 2005, a maximum consolidated leverage ratio requirement of 2.80 to 1.0 for the twelve-month period ended March 31, 2005 and 2.40 to 1.0 for the twelve-month periods ending June 30, September 30 and December 31, 2005. Our ability to comply with each of these covenants in the remainder of 2005 will primarily depend on the performance of our business in future periods and, specifically, our ability to generate revenues and control operating costs.

EBITDA as used for purposes of our existing credit facility excludes certain non-cash charges, restructuring charges, costs reimbursed by General Electric, and other adjustments. As defined under our credit facility, EBITDA for the twelve-months period ended March 31, 2005 is equal to $77.9 million. For the twelve-month period ended March 31, 2005, our consolidated leverage ratio was equal to 2.4 to 1.0, based on senior debt of $183.9 million and EBITDA of $77.9 million. While EBITDA as defined in our credit facility is a measure used therein, EBITDA is not a financial measure calculated in accordance with accounting principles generally accepted in the United States. Accordingly, EBITDA is not intended to be used as an alternative to net income or any other measure of performance in accordance with accounting principles generally accepted in the United States, and EBITDA is not necessarily an indication of whether we will be able to fund our cash requirements. The credit facility also requires that we limit our capital expenditures to $49.5 million during each fiscal year. For the year ended December 31, 2005, we expect our capital expenditures to be less than this amount.

The senior secured floating rate notes are scheduled to mature on July 15, 2008 and accrue interest at a floating rate based on six-month LIBOR plus 9%, but never less than 12%. The interest rate at March 31, 2005 was 12%. The senior secured floating rate notes are secured by second-priority security interests in substantially all of our assets and our domestic subsidiaries’ and 66% of the stock of our material foreign subsidiaries. In addition, the senior secured floating rate notes are guaranteed fully and unconditionally by our domestic subsidiaries. Interest is payable semi-annually in arrears on January 15 and July 15 of each year commencing on July 15, 2003. The senior secured floating rate notes are redeemable at our option any time, in whole or in part, at a redemption price equal to par plus accrued and unpaid interest, plus a redemption premium. The premium is 3% for the twelve months ending October 1, 2005 and 1.5% for the twelve months ending October 1, 2006. After October 1, 2006, the senior secured floating rate notes can be redeemed at par plus accrued and unpaid interest. Upon the occurrence of a change of control, as defined in the indenture governing the senior secured floating rate notes, each holder of the senior secured floating rate notes will have the right to require us to repurchase such holder’s notes at an offer price in cash equal to 101% of the aggregate principle amount thereof plus accrued and unpaid interest and liquidated damages, if any, thereon to the date of purchase.

Our senior subordinated reset notes are scheduled to mature on September 27, 2009 and accrued interest at 12% per annum before September 27, 2003. After September 27, 2003, the senior subordinated reset notes accrue interest at a reset rate between 8% and 17%. The reset rate is to be determined by ongoing negotiations between GECC and us.

These negotiations began in July 2003 and are continuing. The parties have not reached a definitive agreement on the reset rate and have each engaged investment bankers to determine the reset rate. Pursuant to an agreement entered into with GECC, assuming we complete the Redux acquisition by June 30, 2005, the interest rate on these notes will be fixed at 12% for the period from September 27, 2003 to the date of the acquisition. However, because this agreement is contingent upon a number of actions, we accrued interest at a rate of 15% for that period, which represents the rate which management believes to be the best estimate of where the negotiations would conclude if we do not complete those actions by the date specified. In the event that we complete the acquisition of Redux prior to June 30, 2005 interest accrued in excess of the 12% on these notes will be reversed and recorded as a credit to interest expense. At March 31, 2005 such amount is $10.6 million. To the extent the reset rate exceeds 15%, we will have the option to pay cash interest of 15% and add the additional interest to the balance of the reset notes. Interest is payable semi-annually on April 15 and October 15 of each year commencing April 15, 2003. The senior subordinated reset notes are general unsecured obligations and are guaranteed by all of our domestic subsidiaries.

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

Although we do not have an extensive history of acquisitions, we intend to continue to pursue selective acquisition opportunities. We expect to finance any future acquisitions using cash, capital stock, notes and/or assumption of indebtedness. However, the restrictions imposed on us by the agreements governing our debt outstanding at the time may affect this strategy. In addition, to fully implement our growth strategy and meet the resulting capital requirements, we may be required to request increases in amounts available under our revolving credit facility, enter into new credit facilities, issue new debt securities or raise additional capital through equity financing. We may not be able to obtain an increase in the amounts available under our credit facility, if requested, on satisfactory terms and we may not be able to successfully complete any future bank financing or other debt or equity financing on satisfactory terms, if at all. As a result, our ability to make future acquisitions is uncertain. As discussed previously, we have announced our intention to acquire Redux.

Based upon our current operations and historical results, we believe that our cash flow from operations, together with available cash and borrowings under our revolving credit facility, will be adequate to meet our anticipated requirements for working capital, capital expenditures, lease payments and scheduled interest payments for the next twelve months. To the extent additional funding is required, we expect to seek additional financing in the public or private debt or equity capital markets. We cannot be certain that we will be successful in obtaining additional financing, if needed, or that, if available, any additional financing will be on terms favorable to us. Neither Francisco Partners nor General Electric is obligated to provide financing to us. If we are unable to obtain the capital we require to implement our business strategy, or to obtain the capital we will require on acceptable terms or in a timely manner, we would attempt to take appropriate responsive actions to tailor our activities to our available financing, including revising our business strategy and future growth plans to accommodate the amount of financing available to us.

Contractual Obligations and Other Commitments

Our principal contractual obligations and commercial commitments include our existing senior term loan and revolving credit facility, the senior subordinated reset notes, the senior secured floating rate notes, operating leases and other commitments principally relating to multi-year software maintenance agreements. The following tables summarize these obligations at March 31, 2005 and their expected effect on our liquidity and cash flows in future periods.

		Payments due by Calendar Period
		2005	2008
		To	And	After
	Total	2007	2009	2009
Contractual Obligations:
Long-term debt	$410,000	$70,000	$340,000	$—
Operating leases	87,120	35,450	16,431	35,239
Other commitments	986	865	121	—

Total contractual cash obligations	$498,106	$106,315	$356,552	$35,239

Minority shareholders in one of our consolidated subsidiaries have rights, in certain circumstances, to require us to purchase some or all of their interests in this subsidiary at a specified price. Management estimates that this price generally equates to the fair market value of the holders’ interests and that the potential obligation as of March 31, 2005 was approximately $0.4 million in the aggregate.

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

Interest Rate Risk. We are exposed to interest rate risk as a result of our outstanding debt obligations. We plan to manage this risk through the use of a combination of fixed and variable rate debt. As of March 31, 2005, $171.7 million of our debt bears interest at variable rates. The interest rate on our $235.0 million reset notes was to be reset on September 27, 2003 for the balance of their six-year term. We are currently in discussions with General Electric Capital Corporation, the holder of the senior subordinated reset notes, concerning the interest rate on the senior subordinated reset notes. The maximum rate to which the interest rate may be reset is 17%, with amounts above 15% payable in kind at our option. A one-point change in the interest rates on our variable-rate long-term debt would affect interest expense by approximately $4.1 million on an annual basis. We believe the interest rates on our variable-rate long-term debt reflect market rates and, therefore, we believe the carrying value of our variable-rate long-term debt approximates fair value. Management believes that the carrying value of our outstanding debt approximates its market value.

Foreign Currency Risk. We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to minimize our exposure to these risks through our normal operating activities and, where appropriate, through foreign currency forward contracts. For the three months ended March 31, 2005, approximately 50% of our total revenues were derived from customers outside of the United States, with approximately 45% of our total revenues denominated in currencies other than the United States dollar. We estimate that revenue and expenses for the three months ended March 31, 2005 were higher by $1.9 million and $1.3 million, respectively, as a result of changes in exchange rates as compared to the three months ended March 31, 2004. At March 31, 2005 we had $23.8 million of working capital (current assets minus current liabilities) denominated in foreign currencies. At March 31, 2005, we had no outstanding foreign currency forward contracts. The following table shows the approximate split of these foreign currency exposures by principal currency:

	Foreign Currency Exposure
	at March 31, 2005
		UK	Canadian		Total
	Euro	Pound	Dollar	Other	Exposure
Revenues (three months ended)	39%	37%	8%	16%	100%
Expenses (three months ended)	38%	31%	4%	27%	100%
Working Capital	12%	53%	12%	23%	100%

A hypothetical 10% strengthening of the dollar during the first three months of 2005 versus the foreign currencies in which we have exposure would have reduced revenue by approximately $3.5 million and reduced operating expenses by approximately $2.7 million, resulting in operating income of $0.8 million less than actually reported. Working capital at March 31, 2005 would have been approximately $2.4 million lower than actually reported if we had used this hypothetical stronger dollar. These numbers were estimated using the different hypothetical rate for the entire year and applying it evenly to all non United States dollar transactions.

Inflation. We believe that inflation has not had a material impact on our results of operations for the three months ended March 31, 2005. However, we cannot assure that future inflation would not have an adverse impact on our operating results and financial condition.

Item 4. Controls and Procedures

Disclosure Controls and Procedures. As of the end of the period covered by this quarterly report management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, management has concluded that its disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports we file or furnish pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Internal Controls. Since the date of the evaluation described above, there have not been any significant changes in our internal control over financial reporting that have materially affected, or are reasonable likely to materially affect, our internal control.

PART II. OTHER INFORMATION

Item 6. Exhibits

A. Exhibits

Exhibit Number	Description
10.41	Amendment to Employment Services Agreement dated as of November 1, 2004, by and between GXS Corporation and G International, Inc.

10.42	Secondment Agreement dated as of April 1, 2005, by and among Global eXchange Services, Inc. and G International, Inc.

31.1	Form of Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Form of Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GXS CORPORATION
By:	/s/ Louis Salamone, Jr.
Name:	Louis Salamone, Jr.
Title:	Senior Vice President, Chief Financial Officer and Treasurer
May 16, 2005

By:	/s/ John Duvall
Name:	John Duvall
Title:	Controller and Chief Accounting Officer
May 16, 2005